Form 10QSB
period 1991-12-31
MAMMOTH RESOURCES INC
filed 2000-02-08
CIK 701304

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

                 |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1991

                 |_| TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from ____ to ____

                        Commission File Number 2-85601-D

                             MAMMOTH RESOURCES, INC
                             ----------------------
                 (Name of small business issuer in its charter)

                  UTAH                                      87-0378892
        ------------------------                            ----------
        (State or other jurisdiction of                 (I.R.S. Employer
        incorporation or organization)                  Identification No.)

 639 5th Ave. S.W. Suite 820, Calgary Alberta, Canada               T2P   OM9
 ----------------------------------------------------               ---------
 (Address of principal executive offices)                           (Zip Code)

      Issuer's telephone number: 403-262-6000

               1550 E. Missouri, Suite 300, Phoenix, Arizona 85014
               ---------------------------------------------------
             (Former name, former address and former fiscal year, if
                           changed since last report)

The number of shares of Common Stock outstanding as at February 4, 2000 was 16,278,357.

Transitional Small Business Disclosure Format (check one): |_|  No |X|

DOCUMENTS INCORPORATED BY REFERENCE: See Item 13, Exhibits and Reports herein for items incorporated by reference into this Quarterly Report on Form 10-QSB.

                          PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The financial statements required to be filed with this report are below or attached hereto.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with the Financial Statements and Notes thereto contained elsewhere herein. Please note that no assurance exists as to the actual future outcome of Management's plans, assumptions or estimates. Currently, Management is seeking to maintain costs at a minimum while seeking business acquisition opportunities. The Company has experienced significant losses from operations. Management anticipates that losses should relatively decrease as time passes and one or more other businesses are acquired.

PLAN OF OPERATION

The Company's plan of operation for the next twelve-month period is to focus upon the pursuit of business opportunities, including acquisition and/or establishment of a revenue generating businesses. The Company believes it can satisfy cash requirements through the end of 2000. Management believes the ability of the Company to achieve profitability is conditioned upon several variables, but primarily the successful pursuit of an acquisition, including the establishment of a new operating business.

The Company plans to follow certain pre-determined guidelines, which Management has developed and which it intends to focus the current operations of the Company on, as follows (a summary, subject to change without notice):

a. seek, consult, negotiate with one or more business brokers, entrepreneurs, and professionals as to available opportunities, for introduction to the Company, and consideration by Management;

b. execute agreements or confirm arrangements which such third parties as to the mutual duties, obligations and expectations as to the opportunity, with compensation to include performance based incentives payable upon the consummation of a business opportunity (for example, the Company may pay a consulting, finder or similar fee for locating and/or helping as to a merger or acquisition candidate);

c. negotiate and execute a confidentiality agreement with the principals and professionals relating to the business opportunity; and

d. to the extent the Company may become a party to a merger, consolidation, reorganization, joint venture or licensing agreement with another corporation or entity or other opportunity, first complete a plan of structuring the transaction, negotiate and execute an agreement and obtain the advice of legal and other counsel.

The Company is an insignificant participant among the firms that engage in the acquisition of business opportunities. There are many established venture capital and financial concerns which have significantly greater financial and personnel resources and technical expertise than the Company.

FORWARD STATEMENTS

Certain statements herein constitute forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "could," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue" or the negative of such terms or other comparable terminology. Although expectations reflected in the forward-looking statements are believed to be reasonable, there is no guarantee of future results, levels of activity, performance, or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of such statements. The Company does not undertake to update any of the forward-looking statements herein.

                           PART II--OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a. Exhibits Index - Form 10-KSB

Item # and Name,  Per Item 601 of Regulation S-B/ Location

3(i) Articles of Incorporation, including amendments/Incorporated by reference to the Company Form S-18 Registration Statement, and any amended reports, on file with the Commission.

3(ii) Bylaws, including amendments/Incorporated by reference to the Company Form S-18 Registration Statement, and any amended reports, on file with the Commission.

(11) Statement of Computation of Per Share Earning (can be determined from the included financial statements)

(16) Letter Regarding Change in Certifying Accountant (incorporated by reference to the Company Form 8-K Registration Statement dated February 1, 2000, on file with the Commission

b. Reports on Form 8-K.

No Reports were filed for the last quarter of the fiscal year covered by this report


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          MAMMOTH RESOURCES, INC.


                                          By: /S/ LEONARD RICE
                                          --------------------------------------
                                          Leonard Rice, President
                                          (principal executive officer)

                                          Date: 02/07/2000

                                          By: /S/ LEONARD RICE
                                          --------------------------------------
                                          Leonard  Rice, President (principal
                                          executive officer) and as Secretary
                                          (principal financial officer)

                                          Date: 02/07/2000

                             MAMMOTH RESOURCES, INC.

                              FINANCIAL STATEMENTS
                                DECEMBER 31, 1991

                                    CONTENTS

                                                                           Page

FINANCIAL STATEMENTS
  Balance Sheets                                                           F2
  Statements of Operations                                                 F3
  Statements of Cash Flows                                                 F4
  Notes to Financial Statements                                            F5

MAMMOTH RESOURCES, INC.
(A Development Stage Company)
BALANCE SHEETS - (UNAUDITED)
                                                                     DECEMBER
                                                                      31, 1991
                                                                    (UNAUDITED)
                                                                    -----------
LIABILITIES AND DEFICIENCY IN ASSETS

LIABILITIES
    Other accrued liabilities                                       $     5,410
                                                                    -----------
      TOTAL LIABILITIES                                                   5,410

DEFICIENCY IN ASSETS
    Common stock; $.001 par value, 50,000,000
      shares authorized; 16,278,357 and
      14,896,655 shares issued
      and outstanding (NOTE___)                                          16,278
    Additional Paid-in-capital                                        9,076,264
    Deficit accumulated:
      During the development stage                                       (5,410)
      Other                                                          (9,073,507)
    Treasury stock, 43,500 shares                                       (19,035)
                                                                    -----------
      TOTAL DEFICIENCY IN ASSETS                                         (5,410)

TOTAL LIABILITIES AND DEFICIENCY IN ASSETS                          $        --
                                                                    ===========


See accompanying notes.

MAMMOTH RESOURCES, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS - (UNAUDITED)
For the periods ended

                                                                                               Cumulative
                                               For the Six Months    For the Three Months    Since Inception
                                               Ended December 31,     Ended December 31,       Inception of
                                               ------------------    --------------------    Development Stage
                                                     1991                    1991             October 1, 1991
                                                  ------------           ------------         ---------------
COSTS AND EXPENSES
   Professional fees                              $     (5,410)          $     (5,410)          $     (5,410)
                                                  ------------           ------------           ------------
      TOTAL COSTS AND EXPENSES                          (5,410)                (5,410)                (5,410)

INCOME FROM DISCONTINUED OPERATIONS                 (7,441,089)            (7,489,630)                    --
                                                  ------------           ------------           ------------

   TOTAL COSTS AND EXPENSES AND NET LOSS          $ (7,446,499)          $ (7,495,040)          $     (5,410)
                                                  ============           ============           ============

WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING (PRIMARY AND
   FULLY DILUTED)                                   13,595,660             16,278,357
                                                  ============           ============

BASIC NET LOSS PER SHARE
   (PRIMARY AND FULLY DILUTED)                    $      (0.55)          $      (0.46)
                                                  ============           ============

See accompanying notes.

MAMMOTH RESOURCES, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS - (UNAUDITED)

                                                                      Cumulative
                                                                    Since Inception
                                                                    of Development
                                                                        Stage
For the six months ended December 31,                   1991        October 1, 1991
                                                     -----------    ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                             $(7,446,499)     $    (5,410)
Adjustments to reconcile net income to net
   cash provided by operating activities:

   Changes in assets and liabilities:
      Decrease in notes receivable                        56,630               --
      Decrease in deposits                                22,996               --
      Decrease in accounts payable                        (5,542)              --
      Decrease in other accrued payables                (380,574)              --
      Decrease in notes payable                         (491,139)              --
      Decrease in long-term debt                        (800,000)              --
      Decrease in investment in partnerships             (14,737)              --
      Decrease in long-term notes receivable           7,438,000               --
      Increase in accrued professional fees                5,410            5,410
                                                     -----------      -----------

         NET CASH USED BY OPERATING ACTIVITIES        (1,615,455)              --

CASH FLOWS FROM FINANCING ACTIVITIES
    Common stock issuance                                  5,308               --
    Common stock cancellation                             (3,925)              --
    Additional capital contributed                        34,429               --
    Additional capital returned                       (5,402,913)              --
                                                     -----------      -----------

      NET CASH PROVIDED BY FINANCING ACTIVITIES       (5,367,101)              --

CASH FLOWS FROM INVESTING ACTIVITIES
   Disposition of property & equipment                 6,830,247               --
                                                     -----------      -----------

NET INCREASE (DECREASE) IN CASH                         (152,309)              --

CASH, beginning of period                                152,309               --
                                                     -----------      -----------

CASH, end of period                                  $        --      $        --
                                                     ===========      ===========

See accompanying notes.

MAMMOTH RESOURCES, INC.
(A Development Stage Company)
Notes to Financial Statements
December 31, 1991

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 2-QSB and item 310 (b) of Regulation SB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. For further information, refer to the Financial Statements and footnotes thereto included in the Company's Form 10-KSB for the year ended June 30, 1992 as filed with the Securities and Exchange Commission.

NOTE B - LOSS PER SHARE

Basic and diluted net loss per share was computed based on the weighted average number of shares of common stock outstanding during the period and the net loss increased by the dividends accruing on the cumulative preferred stock.