Form 10QSB
period 1992-03-31
MAMMOTH RESOURCES INC
filed 2000-02-08
CIK 701304

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

                 |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1992

                 |_| TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from ____ to ____

                        Commission File Number 2-85601-D

                             MAMMOTH RESOURCES, INC
                             ----------------------
                 (Name of small business issuer in its charter)

                         UTAH                         87-0378892
            -------------------------------       -------------------
            (State or other jurisdiction of       (I.R.S. Employer
            incorporation or organization)        Identification No.)

      639 5th Ave. S.W. Suite 820, Calgary Alberta, Canada         T2P OM9
      ----------------------------------------------------       ----------
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

                                       MAMMOTH RESOURCES, INC.


                                       By: /S/ LEONARD RICE
                                       -----------------------------------------
                                       Leonard Rice, President
                                       (principal executive officer)

                                       Date: 02/07/2000

                                       By: /S/ LEONARD RICE
                                       -----------------------------------------
                                       Leonard Rice, President (principal
                                       executive officer) and as Secretary
                                       (principal financial officer)

                                       Date: 02/07/2000

                             MAMMOTH RESOURCES, INC.

                              FINANCIAL STATEMENTS
                                 MARCH 31, 1992

                                    CONTENTS

                                                                         Page

FINANCIAL STATEMENTS
  Balance Sheet                                                          F2
    Statements of Operations                                             F3
    Statements of Cash Flows                                             F4
    Notes to Financial Statements                                        F5

MAMMOTH RESOURCES, INC.
(A Development Stage Company)
BALANCE SHEETS - (UNAUDITED)
                                                                    MARCH
                                                                    31, 1992
                                                                    (UNAUDITED)
                                                                    -----------

LIABILITIES AND DEFICIENCY IN ASSETS

CURRENT LIABILITIES
     Accrued liabilities                                            $    10,820
                                                                    -----------
         TOTAL CURRENT LIABILITIES                                       10,820

DEFICIENCY IN ASSETS
     Common stock; $.001 par value, 50,000,000
         shares authorized; 16,278,357 and
         14,896,655 shares issued and outstanding                        16,278
     Additional Paid-in-capital                                       9,076,264
     Deficit accumulated:
         During the development stage                                   (10,820)
         Other                                                       (9,073,507)
     Treasury stock, 43,500 shares                                      (19,035)
                                                                    -----------
         TOTAL DEFICIENCY IN ASSETS                                     (10,820)

TOTAL LIABILITIES AND DEFICIENCY IN ASSETS                          $        --
                                                                    ===========

See accompanying notes.

MAMMOTH RESOURCES, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS - (UNAUDITED)
For the periods ended

                                                                                              Cumulative
                                            For the Nine Months   For the Three Months      Since Inception
                                              Ended March 31,       Ended March 31,           Inception of
                                            -------------------   --------------------     Development Stage
                                                1992                  1992                  October 1, 1991
                                            ------------          ------------             -----------------
COSTS AND EXPENSES
    Professional fees                       $    (10,820)         $     (5,410)            $         (10,820)
                                            ------------          ------------             -----------------
         TOTAL COSTS AND EXPENSES                (10,820)               (5,410)                      (10,820)

INCOME FROM DISCONTINUED OPERATIONS           (7,441,089)           (7,495,040)                           --
                                            ------------          ------------             -----------------

    TOTAL COSTS AND EXPENSES AND NET LOSS   ($ 7,451,909)         ($ 7,500,040)            $         (10,820)
                                            ============          ============             =================

WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING (PRIMARY AND
    FULLY DILUTED)                            14,483,389            16,278,357

BASIC NET LOSS PER SHARE
    (PRIMARY AND FULLY DILUTED)             ($      0.51)         ($      0.46)
                                            ============          ============

See accompanying notes.

MAMMOTH RESOURCES, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS - (UNAUDITED)

                                                                       Cumulative
                                                                    Since Inception
                                                                    of Development
                                                                         Stage
For the nine months ended March 31,                      1992       October 1, 1991
                                                     -----------    ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                             ($7,451,909)   ($       10,820)
Adjustments to reconcile net income to net
    cash provided by operating activities:

    Changes in assets and liabilities:
         Decrease in notes receivable                     56,630                 --
         Decrease in deposits                             22,996                 --
         Decrease in accounts payable                     (5,542)                --
         Decrease in other accrued payables             (380,574)                --
         Decrease in notes payable                      (491,139)                --
         Decrease in long-term debt                     (800,000)                --
         Decrease in investment in partnerships          (14,737)                --
         Decrease in long-term notes receivable        7,438,000                 --
         Increase in accrued professional fees            10,820             10,820
                                                     -----------    ---------------

             NET CASH USED BY OPERATING ACTIVITIES    (1,615,455)                --

CASH FLOWS FROM FINANCING ACTIVITIES
     Common stock issuance                                 5,308                 --
     Common stock cancellation                            (3,925)                --
     Additional capital contributed                       34,429                 --
     Additional capital returned                      (5,402,913)                --
                                                     -----------    ---------------

         NET CASH PROVIDED BY FINANCING ACTIVITIES    (5,367,101)                --

CASH FLOWS FROM INVESTING ACTIVITIES
    Disposition of property & equipment                6,830,247                 --
                                                     -----------    ---------------

NET INCREASE (DECREASE) IN CASH                         (152,309)                --

CASH, beginning of period                                152,309                 --
                                                     -----------    ---------------

CASH, end of period                                  $        --                 --
                                                     ===========    ===============

See accompanying notes.

MAMMOTH RESOURCES, INC.
(A Development Stage Company)
Notes to Financial Statements
March 31, 1992

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