Form 10KSB
period 1992-06-30
MAMMOTH RESOURCES INC
filed 2000-02-08
CIK 701304

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

                  |X| ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the Fiscal Year Ended June 30, 1992

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

Issuer's telephone number: (403) 262-6000

Securities registered under Section 12(b) of the Exchange Act: None

Title of each class: None

Securities registered under Section 12(g) of the Act: Common Stock

Title of each class: Common Stock

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

The issuer's revenues for its most recent fiscal year: $ 0.

The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $168,305 as at February 3, 2000, based on the closing sale price of $.10.

The number of shares of Common Stock outstanding as at February 4, 2000, was 16,278,357.

Transitional Small Business Disclosure Format (check one): |X| No |_|

DOCUMENTS INCORPORATED BY REFERENCE: See Item 13, Exhibits and Reports herein for items incorporated by reference into this Annual Report of Form 10-KSB.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

General

Our Company, Mammoth Resources, Inc., was originally organized in January 15, 1982 (the "Company"). It is a corporation organized under the laws of Utah, and is in good standing with the State. We have a Board of Directors, officers and over 1,000 shareholders of record.

The Company is currently seeking one or more business opportunities, including acquisitions of other businesses, with the preference of acquiring revenue generating concerns. The Company is seeking business opportunities, which are acceptable to the Board. No agreement exists as to any one or more opportunity. The Company has no revenues, and minimal expenses.

We are seeking qualified business opportunities which may satisfy certain criteria, to be modified from time to time as determined by Management, but will generally include the following considerations: the experience or ability of persons who may be added to Management, or the members of the management of the acquisition; the financial history of the business or acquisition; the status of the opportunity with respect to any revenues, profits, or assets, and the opportunity of the business or acquisition to generate significant future revenues and profits in its business area or areas; the ability of the business or acquisition to satisfy the cash needs of an operating public company; and the ability to be competitive in the market place and also expand business operations in the future.

Background

The Company was initially incorporated with the intentions of engaging in the acquisition, exploration, and development of natural resource properties and related activities. In the early 1980's, such business pursuits were popular among start up and development stage companies. Rising industrial and consumer demand, along with rising fuel prices, created an industry focused on finding underground natural fuels and resources. The Company embarked on a mission to participate in this pursuit by seeking to own, operate, lease or develop such properties. While not achieving any significant success, or profitability, we did start and/or acquire such opportunities and interests.

Eventually, in the early 1990's, namely up to December, 1991, the Company restructured its Board of Directors, and officers bringing in additional persons to help manage business pursuits, and undertook more diverse transactions and pursuits. The result, however, were disagreements between certain members of Management, and costly endeavors which did not do much to help the Company in its business goals of achieving revenues, profits, and viable growth. By the end of 1991, the Company divested itself of these pursuits, the new people resigned early thereafter, and the Management substantially reverted to the then Chairman of the Board, Mr. Leonard Rice, who has been Chairman of the Company since the 1980's.

Since approximately the middle of 1991, the Company has not undertaken any material revenue generating operations, and actually has little or no revenues or expenditures to report, while Management has operated the business with a view towards seeking a more qualified pursuit or pursuits. Recently, it has become necessary for a company to be fully reporting, as to the filing of U.S. Securities and Exchange Commission ("SEC") Reports, such as Forms 10-QSB and Forms 10-KSB for the financial quarters and fiscal years of the Company. As an example, in order to meet certain requirements of the National Association of Securities Dealers, whereby, in summary, companies that wish to remain trading on the Bulletin Board of the NASD, must be registered with the SEC to file the Reports, and must be current in such filings. Therefore, starting towards the end of 1999, the Company has intensified its administrative activities by engaging accountants and lawyers to advise and assist the Company to accomplish this project.

Personnel

While the Company has various Directors and officers, the Company currently has one actual employee, its President, who serves without compensation. There are no collective bargaining agreements or unions, of any type. Management believes its relationship with its employees has been good. No binding employment agreements exist.

Business Strategy

The current strategy is to keep costs at a minimum while pursuing viable business opportunities. The Company will not restrict its search to any specific business, industry or geographical location, and it may participate in a business venture of virtually any kind or nature. Management of the Company will not consult with the Company's shareholders with respect to identifying, researching, analyzing and acquiring a business opportunity for the Company, except to the extent otherwise mandated by law.

The Company anticipates that the selection of a business opportunity will be complex and will entail a high degree of risk. Business opportunities exist in many different industries and at various stages of development, all of which will make the task of locating and researching these business opportunities difficult. The Company has virtually no capital with which to provide the owners of business opportunities with cash or other assets. The owners of business opportunities will probably incur significant merger, or similar costs. The Company will also incur costs in connection with the acquisition of a business opportunity.

The analysis of business opportunities will be undertaken by the Management of the Company (not a professional business analyst), but it is anticipated that third party professionals, including accountants, lawyers and other independent contractor consultants shall assist. Any business opportunity in which the Company participates will present risks. Many risks cannot be adequately identified prior to selection of the specific opportunity.

In implementing its participation in a particular business opportunity, the Company will follow certain pre-determined guidelines, which Management has developed and which it intends to focus the current operations of the Company on, as follows (a summary, subject to change without notice):

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

ITEM 2. DESCRIPTION OF PROPERTY

The Company does not maintain any formal business office, and has relied upon facilities in Canada supplied by its Management, at no cost, and without agreement.

ITEM 3. LEGAL PROCEEDINGS

Management knows of no litigation by or against the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock is traded on the National Association of Securities Dealers (NASD) Bulletin Board market (trading-symbol: MMMR) as reported on the NASD Bulletin Board Market The following sets forth, as reported by the NASD, for the periods (calendar quarters) indicated, high and low bid prices of the Company's Common Stock:

QUARTER HIGH/ LOW-------CALENDAR 1997

                                         H           L
                                        --          --
First Quarter (Jan.-March)              $0          $0
Second Quarter (April-June)             $0          $0
Third Quarter (July-Sept.)              $0          $0
Fourth Quarter (Oct.-Dec.)              $0          $0

QUARTER HIGH/ LOW-------CALENDAR 1998

                                         H           L
                                        --          --
First Quarter (Jan.-March)              $0          $0
Second Quarter (April-June)             $0          $0
Third Quarter (July-Sept.)              $0          $0
Fourth Quarter (Oct.-Dec.)              $0          $0

QUARTER HIGH/ LOW-------CALENDAR 1999

                                         H           L
                                        --          --
First Quarter (Jan.-March)              $0          $0
Second Quarter (April-June)             $0          $0
Third Quarter (July-Sept.)              $0          $0
Fourth Quarter (Oct.-Dec.)              $0          $0

The quotations reflect inter-dealer prices, without retail mark-ups, markdowns or commissions and may not represent actual transactions. The Company has very limited sporadic trading and quotation of such trades, with the most recent price being approximately $.10 per share. There were 1,135 shareholders of record of Common Stock at February 4, 2000. To date, the Company has not paid any dividends on its Common Stock and does not expect to pay any dividends in the foreseeable future. Instead, the Company intends to retain all earnings to finance the growth and development of the Company's businesses.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Plan of Operation

While some records are lost for the period, the Company, effective in late 1991, moved to divest itself of the unprofitable pursuits involving oil and gas interests, the previously disclosed video store interests, and non performing obligations and rights. In summary, the Company deemed certain note receivables as uncollectable (mar notes), and exchanged its oil and gas interests and pursuits for the cancellation of certain debts and other considerations. Also, the video store pursuits were effectively liquidated without any net to the Company. This effectively placed our Company in a position to seek new pursuits or a new plan of operation.

The Company's current plan of operation for the next twelve-month period is to focus upon the pursuit of business opportunities, including acquisition and/or establishment of a revenue generating businesses. The Company believes it can satisfy cash requirements through the end of 2000 by relying on its management for short-term loans and advances to meet operating expenses. Management believes the ability of the Company to achieve profitability is conditioned upon several variables, but primarily the successful pursuit of an acquisition, including the establishment of a new operating business.

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

Research and development, asset purchases and changes in employees in future periods will be dependent upon any acquisition.

ITEM 7. FINANCIAL STATEMENTS

Financial Statements of the Company in response to this Item are attached.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANT ON ACCOUNTING AND FINANCIAL DISCLOUSURES

The Company's Board of Directors determined, effective February 2, 2000, to engage the firm of Dohan and Company, Certified Public Accountants, Miami, Florida ("Dohan & Co."), to audit the financial statements attached hereto. Dohan & Co. replaced the Company's prior independent auditor, Warren Yee, C.P.A., Phoenix, Arizona ("Warren Yee, C.P.A."). Warren Yee, C.P.A.'s prior report on the financial statements of the Company did not contain and adverse opinion or disclaimer of opinion or any modification as to uncertainty, audit scope or accounting principles. The Company had no disagreements with Warren Yee, C.P.A. Warren Yee, C.P.A. did not resign, did not decline to stand for re-election and was not dismissed. The Company has been unable, after diligent effort, for over two years, to contact him or locate him, and has reason to believe he is retired, or deceased.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The information below sets forth the name, age and certain information as to the Directors and executive officers of the Company, including term of office.

NAME:                      AGE:               POSITION:

Leonard D. Rice            70           Chairman, President, and Secretary
Michael Rice               32           Director and Vice President
Holly R. Rice              68           Director

Leonard D. Rice

Mr. Leonard Rice has been a Director of the Company since 1985, and has been Chairman since the 1980's, and President and Secretary since March, 1992, and acts as interim principal financial officer. He has served in various officer capacities since that time. He became President, and Secretary besides being the Chairman, in March of 1992. He is currently President, Chairman of the Board, and Secretary. He has a Bachelors of Science Degree in Civil Engineering. He is the President and Chairman of Phoenix Oil & Gas, Inc., Dallas TX, from 1982, and President and C.E.O. of Emerald Bay Energy, Inc., Calgary, Canada, both of these companies being involved in oil and gas industry pursuits.

Michael Rice

Mr. Michael Rice is a Director and a Vice-President of the Company since November 1999. He has been a Manager at the Salt Lake City, Utah, location of a national restaurant chain from 1991 to 1998, while he completed his undergraduate schooling, and assisted his father, Mr. Leonard Rice, with the affairs of the Company. He has a Bachelors of Science Degree in Consumer Studies and Economics, University of Utah, 1998.

Holly R. Rice

Mrs. Rice has been a Director since 1999. She is the wife of Leonard Rice and mother of Michael Rice and has been Mr. Rice's assistant for the past five years.

ITEM 10. EXECUTIVE COMPENSATION

Employee Salaries

The current President of the Company serves without compensation at this time, and has received no compensation. The Directors of the Company do not currently receive any compensation for services as Directors. No employment agreement exists with any officers of the Company. There are no stock options, or warrants, or bonus or profit sharing plans, with respect to the officers of the Company. No salary, stock, stock related rights, or other compensation is due to any officer or Director. No loan payable is due from the Company to any of them.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(A) SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS. The following table sets forth known beneficial ownership of common stock of the Company as of February 4, 2000 by each person (except Management) owning 5% or more of the Common Stock of the Company (also see table below).

NAME AND ADDRESS(1)           AMOUNT AND NATURE       PERCENT OF OWNERSHIP(2)
-------------------           -----------------       -----------------------

Phoenix Oil & Gas Co.             14,225,702                     88%
639 5th Ave. S.W.
Suite 820, Calgary Alberta
Canada T2P OM9

(1) Information is supplied based upon identity as a shareholder of record without any verification of beneficial ownership, which may apply as to the identified party. Mr. Leonard Rice, as officer and Director of the Company, is the President and an owner of said shareholder.

(2) Rounded to nearest whole number.

(B) SECURITY OWNERSHIP OF MANAGEMENT.

NAME/ADDRESS (1)              AMOUNT AND NATURE(2)    PERCENT OF OWNERSHIP(3)
----------------              --------------------    -----------------------

Leonard Rice                            0                        0
639 5th Ave. S.W.
Suite 820, Calgary Alberta
Canada T2P OM9

Michael Rice                            0                        0
639 5th Ave. S.W.
Suite 820, Calgary Alberta
Canada T2P OM9

Holly Rice                           18,000                      1%
639 5th Ave. S.W.
Suite 820, Calgary Alberta
Canada T2P OM9

All officers and Directors           18,000                      1%
as a Group

(1) Information is supplied based upon identity as a shareholder of record without any verification of beneficial ownership, which may apply as to the identified party.

(2) Does not reflect the 14, 225, 702 shares held of record of Phoenix Oil & Gas Co. Leonard Rice is the spouse of Holly Rice, and Leonard and Holly Rice are the parents of Michael Rice. Leonard Rice is the owner of Phoenix Oil & Gas Co., which is an affiliate of the Company and owns a total of 14,225,702 shares.

(3) Rounded to nearest whole number.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Leonard Rice is the spouse of Holly Rice, and Leonard and Holly Rice are the parents of Michael Rice, all officers and or Directors of the Company. Leonard Rice is the owner of Phoenix Oil & Gas Co., which is an affiliate of the Company and owns a total of 14,225,702 shares. Mr. Leonard Rice has effectively control of the Board of Directors, at least from the point of becoming President and sole Director in March of 1992, until December, 1999 when Mr. Michael Rice and Holly Rice was added and has made most of the decisions for the Company pertaining to the resolution of issues between the Company and Phoenix Oil & Gas Co. ("Phoenix") as described in the accompanying financial statements and notes, certain promissory notes transferred to the Company by Phoenix (mar notes) were, effectively in October 1991, considered uncollectable by the Company. Further, an outstanding prior obligation of $320,000 to Phoenix by the Company was cancelled, effective October, 1991, in exchange, to Phoenix, of 5,307,702 shares of company common stock (to be issued to Phoenix in a private placement and subject to the standard rule 144 restrictions) and the transfer to Phoenix of interests in oil properties, leases, and partnerships, with the agreement that Phoenix became liable for any and all liabilities pertaining to such transferred items.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

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

(11) Statement of Computation of Per Share Earning (can be determined from the included financial statements)

(16) Letter Regarding Change in Certifying Accountant (incorporated by reference to the Company Form 8-K Report dated February 1, 2000, on file with the Commission).

(27) Financial Data Schedule (attached)

b. Reports on Form 8-K.

No Reports were filed for the last quarter of the fiscal year covered by this report

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          MAMMOTH RESOURCES, INC.


                                          By: /S/ LEONARD RICE
                                          --------------------------------------
                                          Leonard Rice, President
                                          (principal executive officer)

                                          Date: 02/07/2000

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                          By: /S/ LEONARD RICE
                                          --------------------------------------
                                          Leonard Rice, President (principal
                                          executive officer) and as Secretary
                                          (principal financial and accounting
                                          officer)

                                          Date: 02/07/2000

                             MAMMOTH RESOURCES, INC.

                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                             JUNE 30, 1992 AND 1991

                                 C O N T E N T S

                                                                   Page
                                                                   ----
INDEPENDENT AUDITOR'S REPORT                                       F-1

FINANCIAL STATEMENTS
  Balance Sheets                                                   F-2
   Statements of Operations                                        F-3
   Statements of Cash Flows                                        F-4
   Statement of Changes in Stockholders' Equity (Deficit)          F-5
   Notes to Financial Statements                                   F-6 to F9

Dohan and Company                                  7700 North Kendall Drive #204
Certified Public Accountants                       Miami, Florida 33156-7578
A Professional Association                         Telephone: 305-274-1366
                                                   Facsimile: 305-274-1368

                          Independent Auditor's Report

Stockholders and Board of Directors
Mammoth Resources, Inc.
Calgary, Canada

We were engaged to audit the accompanying balance sheet of Mammoth Resources, Inc., (a Development Stage Company) as of June 30, 1992, and the related statements of operations and accumulated deficit during the development stage, cash flows, and changes in stockholders' equity (deficiency in assets) for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Mammoth Resources, Inc. as of June 30, 1991, and for the year then ended were audited by other auditors whose report dated September 16, 1991, expressed an unqualified opinion on those statements.

Except as discussed in the following paragraph, we conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

The Company did not engage us as auditors until February 1, 2000, and financial records such as bank statements and ledgers supporting revenues, expenses and cash flows for the year ended June 30, 1992, were no longer available. We have not satisfied ourselves by means of other procedures concerning revenues, expenses, and cash flows for that year. The amount of cash receipts and disbursements for the year ended June 30, 1992, enters materially into the determination of the results of statements of operations and accumulated deficit during the development stage, cash flows, and deficiency in assets for the year ended June 30, 1992. Since the Company could not locate the financial records referred to above and we were not able to apply other auditing procedures to satisfy ourselves as to cash receipts and disbursements, the scope of our work was not sufficient to enable us to express, and we do not express, an opinion on the accompanying statements of operations and accumulated deficit during the development stage, cash flows, and deficiency in assets for the year ended June 30, 1992.

In our opinion, the balance sheet referred to above presents fairly, in all material respects, the financial position of Mammoth Resources, Inc. (a Development Stage Company) at June 30, 1992, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and other transactions, has a working capital deficiency and has a deficiency in assets that raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note
3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                              /s/ Dohan and Company, PA
                                              Certified Public Accountants
February 5, 2000
Miami, Florida

Member:
Florida Institute of Certified Public Accountants
American Institute of Certified Public Accountants Private Companies and
   SEC Practice Sections
SC International-Offices in Principal Cities Worldwide

The report that appears below is a copy of the report issued by the Company's previous independent auditor, Warren Yee, C.P.A. We believe that his firm has discontinued performing auditing and accounting services.

The Shareholders and Board of Directors of
Mammoth Resources, Inc.
1550 East Missouri, Suite 300
Phoenix, Arizona 85014

I have audited the balance sheet of Mammoth Resources, Inc. as of June 30, 1991 and the related statements of income, retained earnings, and cash flows for the year then ended, These financial statements are the responsibility of the company's management. My responsibility is to express an opinion on these financial statements based on my audit. The financial statements of Mammoth Resources, Inc. as of June 30, 1990 and 1989, were audited by other auditors whose report dated January 16, 1991, expressed an unqualified opinion on those statements.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the 1991 financial statements referred to above present fairly, in all material respects, the financial position of Mammoth Resources, Inc. as of June 30, 1991, and the results of operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.


/s/ Warren Yee

Certified Public Accountant
Phoenix, Arizona
September 16, 1991

MAMMOTH RESOURCES, INC.
(A Development Stage Company)
BALANCE SHEETS
                                                     JUNE 30,        JUNE 30,
                                                       1992            1991
                                                   ------------    ------------

ASSETS

CURRENT ASSETS
    Cash in banks                                  $         --    $    152,309
    Notes receivable                                         --          56,630
                                                   ------------    ------------
      TOTAL CURRENT ASSETS                                   --         208,939

PROPERTY AND EQUIPMENT
    Oil leases                                               --         295,000
    Development property                                     --       6,468,202
    Furniture & fixtures (net of depreciation)               --          67,045
                                                   ------------    ------------
      NET PROPERTY & EQUIPMENT                               --       6,830,247

OTHER ASSETS
    Long-term notes receivable                               --       7,438,000
    Deposits                                                 --          22,996
                                                   ------------    ------------
      TOTAL OTHER ASSETS                                     --       7,460,996
                                                   ------------    ------------

         TOTAL ASSETS                              $         --    $ 14,500,182
                                                   ============    ============

LIABILITIES AND DEFICIENCY IN ASSETS

CURRENT LIABILITIES
    Accounts payable                               $         --    $      5,542
    Other accrued payables                               16,231         380,574
    Current portion, Long-term debt                          --         200,000
    Notes payable                                            --         491,139
                                                   ------------    ------------
      TOTAL CURRENT LIABILITIES                          16,231       1,077,255
                                                   ------------    ------------

OTHER LIABILITIES
    Long-term debt                                           --         600,000
    Investment in partnerships                               --          14,737
                                                   ------------    ------------
      TOTAL OTHER LIABILITIES                                --         614,737
                                                   ------------    ------------

DEFICIENCY IN ASSETS
    Common stock; $.001 par value, 50,000,000
      shares authorized; 16,278,357 and
      14,896,655 shares issued and outstanding           16,278          14,895
    Paid-in-capital                                   9,076,264      14,444,748
    Deficit accumulated:
      During the development stage                      (16,231)             --
      Other                                          (9,073,507)     (1,632,418)
    Treasury Stock, 43,500 shares                       (19,035)        (19,035)
                                                   ------------    ------------
      TOTAL DEFICIENCY IN ASSETS                        (16,231)     12,808,190
                                                   ------------    ------------

TOTAL LIABILITIES AND DEFICIENCY IN ASSETS         $         --    $ 14,500,182
                                                   ============    ============

See accompanying notes.

MAMMOTH RESOURCES, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

                                                                                 Cumulative
                                                       For the Year           Since Inception
                                                      Ended June 30,            Inception of
                                               ----------------------------   Development Stage
                                                   1992            1991       October 1, 1991
                                               ------------    ------------   ----------------
COSTS AND EXPENSES
   Professional fees                           ($    16,231)   $         --   ($        16,231)
                                               ------------    ------------   ----------------

      LOSS FROM CONTINUING OPERATIONS               (16,231)             --            (16,231)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS,
   LESS INCOME TAXES OF $10,708
   AND $165,734                                  (7,451,797)        662,937                 --

INCOME TAX BENEFITS                                  10,708         165,734                 --
                                               ------------    ------------   ----------------

      NET (LOSS) INCOME                        ($ 7,457,320)   $    828,671   ($        16,231)
                                               ============    ============   ================

WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING (PRIMARY AND
   FULLY DILUTED)                                14,929,679      14,795,655
                                               ============    ============

NET INCOME (LOSS) PER SHARE
(PRIMARY AND FULLY DILUTED)
   BEFORE DISCONTINUED OPERATIONS              ($      0.50)             --
                                               ============    ============

   NET (LOSS) INCOME                           ($      0.50)   $        .06
                                               ============    ============

See accompanying notes.

MAMMOTH RESOURCES, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

                                                                                  Cumulative
                                                                               Since Inception
                                                                               of Development
                                                                                    Stage
For the year ended June 30,                          1992           1991       October 1, 1991
                                                 -----------    -----------    ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                ($7,457,320)   $   828,671    ($       16,231)
Adjustments to reconcile net income to net
   cash provided by operating activities:

   Changes in assets and liabilities:
      Decrease in notes receivable                    56,630         17,530                 --
      Decrease (increase) in deposits                 22,996        (20,496)                --
      Decrease in accounts payable                    (5,542)       (17,393)                --
      Increase (decrease) in other
         accrued payables                           (380,574)       364,860                 --
      Increase (decrease) in notes payable          (491,139)       365,209                 --
      Decrease in long-term debt                    (800,000)            --                 --
      Decrease in investment in partnerships         (14,737)       (34,125)                --
      Decrease (increase) in long-term notes
         receivable                                7,438,000     (2,125,000)                --
    Additional capital contributed                    34,429      2,122,874                 --
    Additional capital returned                   (5,402,913)            --                 --
      Increase in accrued professional fees           16,231             --             16,231
                                                 -----------    -----------    ---------------

         NET CASH USED BY OPERATING ACTIVITIES      (153,692)     1,502,130                 --
                                                 -----------    -----------    ---------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Common stock issuance                              5,308          2,125                 --
    Common stock cancellation                         (3,925)            --                 --
                                                 -----------    -----------    ---------------

      NET CASH PROVIDED (USED) BY
         FINANCING ACTIVITIES                          1,383          2,125                 --
                                                 -----------    -----------    ---------------

CASH FLOWS FROM INVESTING ACTIVITIES                      --            --                  --
                                                 -----------    -----------    ---------------
    (Acquisition) disposition of property
    & equipment                                           --     (1,374,976)                --
                                                 -----------    -----------    ---------------

NET CASH USED BY INVESTING ACTIVITIES                     --     (1,374,976)                --
                                                 -----------    -----------    ---------------

NET INCREASE (DECREASE) IN CASH                     (152,309)       129,279                 --

CASH, beginning of period                            152,309         23,030                 --
                                                 -----------    -----------    ---------------

CASH, end of period                              $        --    $   152,309    $            --
                                                 ===========    ===========    ===============

SUPPLEMENTAL DISCLOSURES
Interest received                                $        --    $        --    $            --
Interest paid                                    $        --    $        --    $            --
Income taxes paid                                $        --    $        --    $            --

See accompanying notes

MAMMOTH RESOURCES, INC.
(A Development Stage Company)
Statement of Changes in Stockholders' Equity (Deficiency in Assets) For the Years Ended June 30, 1992 and 1991

                                                                           Deficit Accumulated During                      Total
                                    Common stock            Additional    ---------------------------                  stockholders'
                             ---------------------------       Paid-       Development                    Treasury        equity
                                Shares         Amount       in-Capital        Stage          Other         Stock         (Deficit)
                             ------------   ------------   ------------   ------------   ------------   ------------   ------------
Balance at June 30, 1990       12,770,655   $     12,770   $ 12,321,873   $         --   ($ 2,461,089)  ($    19,035)  $  9,854,519

Common stock issued in
  exchange for notes
  receivable                    2,125,000          2,125      2,122,875             --             --             --      2,125,000

Net income                             --             --             --             --        828,671             --        828,671
                             ------------   ------------   ------------   ------------   ------------   ------------   ------------

Balance at June 30, 1991       14,895,655         14,895     14,444,748             --     (1,632,418)       (19,035)    12,808,190

Common stock issued in
  satisfaction of notes
  payable                       5,307,702          5,308         34,429             --             --             --         39,737

Common stock cancelled
  resulting from a reversal
  of an acquisition            (3,925,000)        (3,925)    (5,402,913)            --             --             --     (5,406,838)

Net loss                               --             --             --        (16,231)    (7,441,089)            --     (7,457,320)
                             ------------   ------------   ------------   ------------   ------------   ------------   ------------

Balance at June 30, 1992       16,278,357   $     16,278   $  9,076,264   ($    16,231)  ($ 9,073,507)  ($    19,035)  ($    16,231)
                             ============   ============   ============   ============   ============   ============   ============

See accompanying notes.

MAMMOTH RESOURCES, INC.
(A Development Stage Company)
Notes to Financial Statements
June 30, 1992 and 1991

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS HISTORY OF DEVELOPMENT STAGE COMPANY Mammoth Resources, Inc. (the "Company") was incorporated under the laws of the State of Utah on January 15, 1982, for the purpose of seeking, investigating and if warranted, acquiring an interest in business opportunities presented to it by persons or firms that wish to obtain the perceived advantages of becoming a publicly-held corporation. From inception until January 1984, the Company was in the development stage as more fully defined in Statement No. 7 of the Financial Accounting Standards Board because the Company's principal operations had not yet commenced.

On January 29, 1985, the Company completed an arrangement with Phoenix Oil and Gas, Inc., issuing 8,000,000 restricted common shares to Phoenix Oil and Gas in exchange for oil and gas assets. A further 6,800,000 shares of restricted common stock was issued to Phoenix Oil and Gas, Inc. in January 1986 in exchange for 3 producing oil and gas wells. The wells were valued at $340,000 at acquisition date.

On June 27, 1990 and June 28, 1990 the Company issued 5,313,000 shares of common stock to Phoenix Oil and Gas, Inc. in exchange for negotiable instruments (a series of notes payable) and 3,452,500 shares of common stock to American Investment Retirement Corporation and 472,500 shares to Curtis Patterson in exchange for real estate. On July 7, 1990, the Company issued 2,125,000 shares of common stock to Phoenix Oil and Gas, Inc. in exchange for negotiable instruments. The actual assignment by Phoenix Oil and Gas of the negotiable instruments (M.A.R. notes) took place on June 28, 1990 and July 7, 1990. Titles to the real estate property were never actually transferred and the board subsequently cancelled the shares issued to American Investment Retirement Inc. and Curtis Patterson.

During 1990 and 1991, the management of the Company was turned over to Curtis Patterson as CEO. In November 1991, Leonard Rice resumed effective management of the Company. In March 1992, the Board of Directors of the Company requested and accepted the resignations of Curtis Patterson, Paul Patterson, and Monte Waldron and attempted to collect all financial and other records of the company. It was discovered at that time that Mammoth Video had been sold with no financial consideration to the Company and that the M.A.R. notes had become uncollectable. As well, the oil and gas properties, due to neglect and the expiry of the leases were mostly worthless. No bank records could be found, nor any accounting of the cash flows or activities of the company. There was no sign of furniture or office equipment of any kind.

On July 18, 1991, 708,750 shares were issued to Wright, Patterson Real Estate and 6,378,750 issued to American Investment Retirement Inc. On September 3, 1991, 1,733,202 shares were issued to American Retirement Investment Corporation. The Board of Directors never ratified these actions and the shares have been cancelled.

MAMMOTH RESOURCES, INC.
(A Development Stage Company)
Notes to Financial Statements
June 30, 1992 and 1991

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

In March 1992, the Company's original officers, directors resigned, new officers, and directors were appointed. Leonard Rice was then Chairman, President, Secretary, and the sole director.

CASH AND CASH EQUIVALENTS For purposes of the statement of cash flows, cash and cash equivalents would consist of money market funds and demand deposits in banks. The Company has no such items at June 30, 1992 or 1991.

PROPERTY AND EQUIPMENT Property and equipment is recorded at cost. Expenditures for major betterments and additions are charged to the property accounts while replacements, maintenance and repairs that do not improve or extend the lives of the respective assets are charged to expense currently.

USE OF ESTIMATES The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates

NET INCOME (LOSS) PER COMMON SHARE Basic per share information is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding. No warrants or options were outstanding

DEVELOPMENT STAGE COMPANY Since disposing of its operating activities after October 1, 1991, The Company has been devoting its efforts to raising capital, establishing sources of supply, and developing markets for its planned operations. Since the Company has had no revenues, it is considered a development stage company.

INCOME TAXES Income taxes are computed under the provisions of the Financial Accounting Standards Board (FASB) Statement No. 109 (SFAS 109), Accounting for Income Taxes. SFAS 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of the difference in events that have been recognized in the Company's financial statements compared to the tax returns.

FAIR VALUE OF FINANCIAL INSTRUMENTS Financial instruments are carried at amounts, which reasonably approximate their fair value due to the short-term nature of these amounts or due to variable rates of interest, which are consistent with market rates.

RECLASSIFICATIONS AND RESTATEMENTS Certain amounts in the prior year financial statements have been reclassified for comparative purposes to conform to the presentation of the current year financial statements.

MAMMOTH RESOURCES, INC.
(A Development Stage Company)
Notes to Financial Statements
June 30, 1992 and 1991

2. INCOME TAXES

The Company has accumulated net operating losses, which can be used to offset future earnings. Accordingly, no provision for income taxes is recorded in the financial statements. A deferred tax asset of approximately $3,000,000 for the future benefits of net operating losses is offset by a 100% valuation allowance, or approximately $3,000,000, due to the uncertainty of the Company's ability to utilize the losses. As of June 30, 1992, the Company has net operating loss carryforwards available as follows:

                                                       Year
Year End                            Amount            Expires
1992                             $7,457,320            2007
1989                                 86,724            2004
1988                                111,925            2003
1987                                304,116            2002
1986                                102,109            2001
1985                              1,384,570            2000
1984                                 67,821 (A)        1999
                                 ----------

                                 $9,514,585
                                 ==========

(A) This net operating loss subsequently expired without benefit to the company.

3. GOING CONCERN AND MANAGEMENT'S PLANS

The Company has minima1 capital resources presently available to meet obligations, which normally can be expected to be incurred by similar companies, and has an accumulated deficit of $9,089,738 at June 30, 1992. These factors raise substantial doubt about the Company's ability to continue as a going concern. In order to begin any significant operations after its period of inactivity, the Company will have to pursue other sources of capital, such as additional equity financing or debt financing. There is no assurance that the Company will be able to obtain such financing. The financial statements, herein, do not include any adjustments that might result from the outcome of this uncertainty.

4. ACCRUED LIABILITIES

Auditing fees and filling charges have been accrued on an ongoing basis. There are no other accounts payable outstanding.

MAMMOTH RESOURCES, INC.
(A Development Stage Company)
Notes to Financial Statements
June 30, 1992 and 1991

5. COMMON STOCK

By resolution of the Board of Directors, the following shares are to be cancelled:

      Certificate #     Name on Certificate       # of shares    Issue date
      6520              American Investment          500,000     9/3/91
      6521              Retirement Corporation     1,233,202     9/3/91

      6362              American Investment        3,452,500     10/25/90
      6501              Retirement Inc.            6,378,750     7/18/91

      6363              Curtis Patterson             472,500     10/25/90
      6502              Wright Patterson             708,750     07/18/91
                        Real Estate

By resolution of the Board of Directors, Phoenix Oil and Gas is to be issued 5,307,702 shares and the return of oil and gas assets with a net carrying value of $280,263, in consideration for the cancellation of the note payable in the amount of $320,000.

6. Notes Payable

The Company's notes payable have all been cancelled as follows:

      a) The note payable in the amount of $13,000 was a shareholder's loan. The shareholder has signed an agreement that he will make no claim on this note and will ask for no consideration in return for that agreement.

      b) The note payable of $158,139 at a stated interest rate of 12% as well as the note payable of $800,000 at a stated interest rate of 10%, both due to an investment group, was in conjunction with a real estate holding owned by Curtis Patterson et.al. Mammoth Resources, Inc. has no obligations regarding this note payable.

      c) The note payable of $320,000 at no stated interest rate was owed to Phoenix Oil and Gas, which is owned by the President of the Company, and was secured by certain oil and gas assets. Phoenix Oil and Gas agreed to the cancellation of the note in exchange for common stock and the return of the oil and gas assets to Phoenix Oil and Gas.

7. Discontinued Operations

On October 1, 1991, the Company adopted a plan to discontinue its operations in the oil and gas industry and the land development industry. As part of this immediate plan the Company, as more fully described in Note 1, satisfied liabilities to Phoenix Oil and Gas, Inc. by exchanging certain assets for those obligations. Additionally, notes receivable in the amount of approximately $7,494,630 were considered to be worthless and were written off.

The loss on the disposal of discontinued operations of the company for the year ended June 30, 1992 was $7,451,797 and is reflected on the statements of operations under Discontinued Operations.

8.  Subsequent Events

In December 1999, Michael Rice was appointed director and Vice- President and Holly Ruth Rice was appointed director.

Because of the lack of funds as further described in Note 2, herein, the Company became inactive in approximately October 1991, and conducted no activities until November 1999, when it began to perform limited administrative activities.