Form 10QSB
period 1992-09-30
MAMMOTH RESOURCES INC
filed 2000-02-08
CIK 701304

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

                 |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1992

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

                                          Date: 02/07/2000

                             MAMMOTH RESOURCES, INC.

                              FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1992

                                    CONTENTS

                                                                           Page

FINANCIAL STATEMENTS
  Balance Sheets                                                           F2
  Statements of Operations                                                 F3
  Statements of Cash Flows                                                 F4
  Notes to Financial Statements                                            F5

MAMMOTH RESOURCES, INC.
(A Development Stage Company)
BALANCE SHEETS - (UNAUDITED)
SEPTEMBER 30, 1992

LIABILITIES AND DEFICIENCY IN ASSETS

CURRENT LIABILITIES
    Accrued liabilities                                                  17,977
                                                                    -----------
      TOTAL CURRENT LIABILITIES                                          17,977

DEFICIENCY IN ASSETS
    Common stock; $.001 par value, 50,000,000
      shares authorized; 16,278,357 and
      outstanding                                                        16,278
    Additional Paid-in-capital                                        9,076,264
    Deficit accumulated:
      During the development stage                                      (17,977)
      Other                                                          (9,073,507)
    Treasury stock, 43,500 shares                                       (19,035)
                                                                    -----------
      TOTAL DEFICIENCY IN ASSETS                                        (17,977)
                                                                    -----------

TOTAL LIABILITIES AND DEFICIENCY IN ASSETS                          $        --
                                                                    ===========


See accompanying notes.

MAMMOTH RESOURCES, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS - (UNAUDITED)
For the periods ended

                                                                             Cumulative
                                                For the Three Months       Since Inception
                                                 Ended September 31,        Inception of
                                             ------------------------     Development Stage
                                              1992             1991        October 1, 1991
                                           ------------    ------------    ----------------
COSTS AND EXPENSES
   Professional fees                       $      1,746              --      $    (17,977)
                                           ------------    ------------      ------------
      TOTAL COSTS AND EXPENSES                    1,746              --           (17,977)

INCOME FROM DISCONTINUED OPERATIONS                  --          48,541                --
                                           ------------    ------------      ------------

   TOTAL COSTS AND EXPENSES AND NET LOSS   $     (1,746)   $     48,541      $    (17,977)
                                           ============    ============      ============

WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING (PRIMARY AND
   FULLY DILUTED)                            16,278,357      14,895,655
                                           ============    ============

BASIC NET LOSS PER SHARE
   (PRIMARY AND FULLY DILUTED)             $      (0.00)   $       0.01
                                           ============    ============

See accompanying notes.

MAMMOTH RESOURCES, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS - (UNAUDITED)

                                                                                Cumulative
                                                                              Since Inception
                                                                               of Development
                                                                                   Stage
For the three months ended September 30,             1992            1991      October 1, 1991
                                                  -----------    -----------   ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (LOSS)                                 $    (1,746)   $    48,541     $   (17,977)
Adjustments to reconcile net income to net
   cash provided by operating activities:

   Changes in assets and liabilities:
      Decrease in accrued liabilities                      --       (188,593)
      Increase in accrued professional fees             1,746             --          17,977
                                                  -----------    -----------     -----------

         NET CASH USED BY OPERATING ACTIVITIES             --       (188,593)             --

CASH FLOWS FROM INVESTING ACTIVITIES
   Disposition of property & equipment                     --         67,479              --
                                                  -----------    -----------     -----------

NET INCREASE (DECREASE) IN CASH                            --        (72,573)             --

CASH, beginning of period                                  --        152,309              --
                                                  -----------    -----------     -----------

CASH, end of period                               $        --    $    79,736     $        --
                                                  ===========    ===========     ===========

See accompanying notes.

MAMMOTH RESOURCES, INC.
(A Development Stage Company)
Notes to Financial Statements
September 30, 1992

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