Form 10QSB
period 1992-12-31
MAMMOTH RESOURCES INC
filed 2000-02-08
CIK 701304

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

                 |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1992

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

                                       Date: 02/07/2000

                             MAMMOTH RESOURCES, INC.

                              FINANCIAL STATEMENTS
                                DECEMBER 31, 1992

                                    CONTENTS

                                                                         Page

FINANCIAL STATEMENTS
  Balance Sheet                                                          F2
   Statements of Operations                                              F3
   Statements of Cash Flows                                              F4
   Notes to Financial Statements                                         F5

MAMMOTH RESOURCES, INC.
(A Development Stage Company)
BALANCE SHEET - (UNAUDITED)
DECEMBER 31,  1992

LIABILITIES AND DEFICIENCY IN ASSETS

LIABILITIES
    Accrued liabilities                                                  19,724
                                                                    -----------

      TOTAL LIABILITIES                                                  19,724

DEFICIENCY IN ASSETS
    Common stock; $.001 par value, 50,000,000
      shares authorized; 16,278,357 and
      outstanding                                                        16,278
    Additional Paid-in-capital                                        9,076,264
    Deficit accumulated:
      During the development stage                                      (19,724)
      Other                                                          (9,073,507)
    Treasury stock, 43,500 shares                                       (19,035)
                                                                    -----------
      TOTAL DEFICIENCY IN ASSETS                                        (19,724)
                                                                    -----------

TOTAL LIABILITIES AND DEFICIENCY IN ASSETS                          $        --
                                                                    ===========

See accompanying notes.

MAMMOTH RESOURCES, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS - (UNAUDITED)
For the periods ended

                                                                                                              Cumulative
                                                For the Six Months            For the Three Months          Since Inception
                                                Ended December 31,              Ended December 31,            Inception of
                                           ----------------------------    ----------------------------    Development Stage
                                               1992            1991            1992            1991         October 1, 1991
                                           ------------    ------------    ------------    ------------    -----------------
COSTS AND EXPENSES
   Professional fees                       ($     3,493)   ($     5,410)   ($     1,747)    $     5,410    ($         19,724)
                                           ------------    ------------    ------------    ------------    -----------------
      TOTAL COSTS AND EXPENSES                   (3,493)         (5,410)         (1,747)         (5,410)             (19,724)

INCOME FROM DISCONTINUED OPERATIONS                  --      (7,441,089)             --      (7,489,630)                  --
                                           ------------    ------------    ------------    ------------    -----------------

   TOTAL COSTS AND EXPENSES AND NET LOSS   ($     3,493    ($ 7,446,499)   ($     1,747)   ($ 7,495,040)   $       7,514,354
                                           ============    ============    ============    ============    =================

WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING (PRIMARY AND
   FULLY DILUTED)                            16,278,357      13,595,660      16,278,357      16,278,357
                                           ============    ============    ============    ============

BASIC NET LOSS PER SHARE
   (PRIMARY AND FULLY DILUTED)             ($      0.00)   ($      0.55)   ($      0.00)   ($      0.46
                                           ============    ============    ============    ============

See accompanying notes.

MAMMOTH RESOURCES, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS - (UNAUDITED)

                                                                                   Cumulative
                                                                                Since Inception
                                                                                 of Development
                                                                                     Stage
For the six months ended December 31,                 1992           1991       October 1, 1991
                                                  -----------    -----------    ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                          ($    3,493)   ($7,446,499)   ($       19,724)
Adjustments to reconcile net income to net
   cash provided by operating activities:

   Changes in assets and liabilities:
      Decrease in notes receivable                         --         56,630
      Decrease in deposits                                 --         22,996
      Decrease in accounts payable                         --         (5,542)
      Decrease in other accrued payables                   --       (380,574)
      Decrease in notes payable                            --       (491,139)
      Decrease in long-term debt                           --       (800,000)
      Decrease in investment in partnerships               --        (14,737)
      Decrease in long-term notes receivable               --      7,438,000
      Increase in accrued professional fees             3,493          5,410             19,724
                                                  -----------    -----------    ---------------

         NET CASH USED BY OPERATING ACTIVITIES             --     (1,615,455)

CASH FLOWS FROM FINANCING ACTIVITIES
    Common stock issuance                                  --          5,308
    Common stock cancellation                              --         (3,925)
    Additional capital contributed                         --         34,429
    Additional capital returned                            --     (5,402,913)
                                                  -----------    -----------    ---------------

      NET CASH PROVIDED BY FINANCING ACTIVITIES            --     (5,367,101)

CASH FLOWS FROM INVESTING ACTIVITIES
   Disposition of property & equipment                     --      6,830,247
                                                  -----------    -----------    ---------------

NET INCREASE (DECREASE) IN CASH                            --       (152,309)

CASH, beginning of period                                  --        152,309
                                                  -----------    -----------    ---------------

CASH, end of period                               $        --    $        --    $            --
                                                  ===========    ===========    ===============

See accompanying notes.

MAMMOTH RESOURCES, INC.
(A Development Stage Company)
Notes to Financial Statements
December 31, 1992

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