Form 10QSB
period 1993-03-31
MAMMOTH RESOURCES INC
filed 2000-02-08
CIK 701304

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

                 |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1993

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

                                       Date: 02/07/2000

                             MAMMOTH RESOURCES, INC.

                              FINANCIAL STATEMENTS
                                 MARCH 31, 1993

                                    CONTENTS

                                                                         Page

FINANCIAL STATEMENTS
  Balance Sheet                                                          F2
   Statements of Operations                                              F3
   Statements of Cash Flows                                              F4
   Notes to Financial Statements                                         F5

MAMMOTH RESOURCES, INC.
(A Development Stage Company)
BALANCE SHEET - (UNAUDITED)
MARCH 31, 1993

LIABILITIES AND DEFICIENCY IN ASSETS

CURRENT LIABILITIES
    Accrued liabilities                                             $    21,471
                                                                    -----------
      TOTAL CURRENT LIABILITIES                                          21,471

DEFICIENCY IN ASSETS
    Common stock; $.001 par value, 50,000,000
      shares authorized; 16,278,357 shares issued
      and outstanding                                                    16,278
    Additional Paid-in-capital                                        9,076,264
    Deficit accumulated:
      During the development stage                                      (21,471)
      Other                                                          (9,073,507)
    Treasury stock, 43,500 shares                                       (19,035)
                                                                    -----------
      TOTAL DEFICIENCY IN ASSETS                                        (21,471)
                                                                    -----------

TOTAL LIABILITIES AND DEFICIENCY IN ASSETS                          $        --
                                                                    ===========

See accompanying notes.

MAMMOTH RESOURCES, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS - (UNAUDITED)
For the periods ended

                                                                                                              Cumulative
                                               For the Nine Months             For the Three Months         Since Inception
                                                  Ended March 31,                 Ended March 31,             Inception of
                                           ----------------------------    ----------------------------    Development Stage
                                               1993            1992            1993            1992         October 1, 1991
                                           ------------    ------------    ------------    ------------    -----------------
COSTS AND EXPENSES
   Professional fees                       $     (5,240)   $    (10,820)   $     (1,747)   $     (5,410)   $         (21,471)
                                           ------------    ------------    ------------    ------------    -----------------
      TOTAL COSTS AND EXPENSES                   (5,240)        (10,820)         (1,747)         (5,510)          (7,516,101)

INCOME FROM DISCONTINUED OPERATIONS                  --      (7,441,089)             --      (7,495,040)                  --
                                           ------------    ------------    ------------    ------------    -----------------

   TOTAL COSTS AND EXPENSES AND NET LOSS   $     (5,240)   $ (7,451,909)   $     (1,747)   $ (7,500,040)   $      (7,516,101)
                                           ============    ============    ============    ============    =================

WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING (PRIMARY AND
   FULLY DILUTED)                            16,278,357      14,483,389      16,278,357      16,278,357
                                           ============    ============    ============    ============

BASIC NET LOSS PER SHARE
   (PRIMARY AND FULLY DILUTED)             $      (0.00)   $      (.051)   $      (0.00)   $      (0.46)
                                           ============    ============    ============    ============

See accompanying notes

MAMMOTH RESOURCES, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS - (UNAUDITED)

                                                                                  Cumulative
                                                                                Since Inception
                                                                                 of Development
                                                                                     Stage
For the nine months ended March 31,                   1993           1992       October 1, 1991
                                                  -----------    -----------    ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                          ($    5,240)   ($7,451,909) ($         21,471)
Adjustments to reconcile net income to net
   cash provided by operating activities:

   Changes in assets and liabilities:
      Decrease in notes receivable                         --         56,630
      Decrease in deposits                                 --         22,996
      Decrease in accounts payable                         --         (5,542)
      Decrease in accrued liabilities                      --       (380,574)
      Decrease in notes payable                            --       (491,139)
      Decrease in long-term debt                           --       (800,000)
      Decrease in investment in partnerships               --        (14,737)
      Decrease in long-term notes receivable               --      7,438,000
      Increase in accrued professional fees             5,240         10,820             21,471
                                                  -----------    -----------    ---------------

         NET CASH USED BY OPERATING ACTIVITIES             --     (1,615,455)                --

CASH FLOWS FROM FINANCING ACTIVITIES
    Common stock issuance                                  --          5.308
    Common stock cancellation                              --         (3.925)
    Additional capital contributed                         --         34,429
    Additional capital returned                            --     (5,402,913)
                                                  -----------    -----------    ---------------

      NET CASH PROVIDED BY FINANCING ACTIVITIES            --     (5,367,101)

CASH FLOWS FROM INVESTING ACTIVITIES
   Disposition of property & equipment                     --      6,830,247
                                                  -----------    -----------    ---------------

NET INCREASE (DECREASE) IN CASH                            --       (152,309)

CASH, beginning of period                                  --        152,309
                                                  -----------    -----------    ---------------

CASH, end of period                               $        --    $        --                 --
                                                  ===========    ===========    ===============

See accompanying notes.

MAMMOTH RESOURCES, INC.
(A Development Stage Company)
Notes to Financial Statements
March 31, 1993

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