Form 10KSB
period 1993-06-30
MAMMOTH RESOURCES INC
filed 2000-02-08
CIK 701304

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

                  |X| ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the Fiscal Year Ended June 30, 1993

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

Title of each class: Common Stock

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

The Issuer's revenues for its most recent fiscal year: $0.

The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $168,305 as at February 3, 2000 based on the closing sale price of $.10.

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

QUARTER HIGH/ LOW -------CALENDAR 1997

                                           H          L
                                          --         --
First Quarter (Jan.-March)                $0         $0
Second Quarter (April-June)               $0         $0
Third Quarter (July-Sept.)                $0         $0
Fourth Quarter (Oct.-Dec.)                $0         $0

QUARTER HIGH/ LOW -------CALENDAR 1998

                                           H          L
                                          --         --
First Quarter (Jan.-March)                $0         $0
Second Quarter (April-June)               $0         $0
Third Quarter (July-Sept.)                $0         $0
Fourth Quarter (Oct.-Dec.)                $0         $0

QUARTER HIGH/ LOW -------CALENDAR 1999

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

Plan of Operation

The Company's plan of operation for the next twelve-month period is to focus upon the pursuit of business opportunities, including acquisition and/or establishment of a revenue generating businesses. The Company believes it can satisfy cash requirements through the end of 2000 by relying on its management for short term loans and advances to meet operating expenses. Management believes the ability of the Company to achieve profitability is conditioned upon several variables, but primarily the successful pursuit of an acquisition, including the establishment of a new operating business.

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

Michael Rice

Mr. Michael Rice has been a Director and a Vice-President of the Company since November 1999. He has been a Manager at the Salt Lake City, Utah, location of a national restaurant chain from 1991 to 1998, while he completed his undergraduate schooling, and assisted his father, Mr. Leonard Rice, with the affairs of the Company. He has a Bachelors of Science Degree in Consumer Studies and Economics, University of Utah, 1998.

Holly R. Rice

Mrs. Rice, is a Director since November 1999. She is the wife of Leonard Rice and mother of Michael Rice, has been an assistant to Mr. Rice, her husband, for over the past five years.

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

                             JUNE 30, 1993 AND 1992

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

                          Independent Auditor's Report

Stockholders and Board of Directors
Mammoth Resources, Inc.
Calgary, Canada

We were engaged to audit the accompanying balance sheets of Mammoth Resources, Inc., (a Development Stage Company) as of June 30, 1993 and 1992, and the related statements of operations and accumulated deficit during the development stage, cash flows, and deficiency in assets for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

Except as discussed in the following paragraph, we conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The Company did not engage us as auditors until after January 1, 2000, and financial records such as bank statements and ledgers supporting revenues, expenses and cash flows for the year ended June 30, 1992, were no longer available. We have not satisfied ourselves by means of other procedures concerning revenues, expenses, and cash flows for that year. The amount of cash receipts and disbursements for the year ended June 30, 1992, enters materially into the determination of the results of statements of operations and accumulated deficit during the development stage, cash flows, and deficiency in assets for the year ended June 30, 1992. Since the Company could not locate the financial records referred to above and we were not able to apply other auditing procedures to satisfy ourselves as to cash receipts and disbursements, the scope of our work was not sufficient to enable us to express, and we do not express, an opinion on the accompanying statements of operations and accumulated deficit during the development stage, cash flows, and deficiency in assets for the year ended June 30, 1992.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mammoth Resources, Inc. (a Development Stage Company) at June 30, 1993, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles. Also, in our opinion, the balance sheet at June 30, 1992, presents fairly, in all material respects, the financial position of Mammoth Resources, Inc. (a Development Stage Company) at June 30, 1992, in conformity with generally accepted accounting principles.

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

MAMMOTH RESOURCES, INC.
(A Development Stage Company)
BALANCE SHEETS

                                                       JUNE 30,       JUNE 30,
                                                         1993           1992
                                                     -----------    -----------
ASSETS
 TOTAL ASSETS
LIABILITIES AND DEFICIENCY IN ASSETS                 $        --    $        --
                                                     ===========    ===========

CURRENT LIABILITIES
     Accrued Liabilities                             $    23,218    $    16,231
                                                     -----------    -----------
         TOTAL CURRENT LIABILITIES                        23,218         16,231
                                                     -----------    -----------

DEFICIENCY IN ASSETS
     Common stock; $.001 par value, 50,000,000
         shares authorized; 16,278,357 and
         outstanding                                      16,278         16,278
     Paid-in-capital                                   9,076,264      9,076,264
     Deficit accumulated:
         during the development stage                    (23,218)       (16,231)
         other                                        (9,073,507)    (9,073,507)
     Treasury Stock, 43,500 shares                       (19,035)       (19,035)
                                                     -----------    -----------
         TOTAL DEFICIENCY IN ASSETS                      (23,218)       (16,231)
                                                     -----------    -----------

TOTAL LIABILITIES AND DEFICIENCY IN ASSETS           $        --    $        --
                                                     ===========    ===========

See accompanying notes.

MAMMOTH RESOURCES, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

                                                                                     Cumulative
                                                           For the Year           Since Inception
                                                          Ended June 30,            Inception of
                                                  ----------------------------    Development Stage
                                                      1993            1992        October 1, 1991
                                                  ------------    ------------    -----------------
COSTS AND EXPENSES
    Professional fees                             ($     6,987)   ($    16,231)   ($         23,218)
                                                  ------------    ------------    -----------------

         LOSS FROM CONTINUING OPERATIONS                (6,987)        (16,231)             (23,218)

INCOME FROM DISCONTINUED OPERATIONS,
  LESS INCOME TAXES OF $0 AND $10,708                       --      (7,451,797)                  --

INCOME TAX BENEFITS                                         --          10,708                   --
                                                  ------------    ------------    -----------------

         NET INCOME (LOSS)                        ($     6,987)   ($ 7,457,320)   ($         23,218)
                                                  ============    ============    =================

WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING (PRIMARY AND
    FULLY DILUTED)                                  16,278,357      14,929,679
                                                  ============    ============

NET INCOME (LOSS) PER SHARE
(PRIMARY AND FULLY DILUTED)
   BEFORE DISCONTINUED OPERATIONS                 ($      0.00)   ($      0.50)
                                                  ============    ============
    NET (LOSS)                                    ($      0.00)   ($      0.50)
                                                  ============    ============

See accompanying notes.

MAMMOTH RESOURCES, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

                                                                                    Cumulative
                                                                                  Since Inception
                                                                                  of Development
                                                                                       Stage
For the year ended June 30,                              1993          1992       October 1, 1991
                                                     -----------   -----------    ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                    ($    6,987)  ($7,457,320)   ($       23,218)
Adjustments to reconcile net income to net
    cash provided by operating activities:

    Changes in assets and liabilities:
         Decrease in notes receivable                         --        56,630                 --
         Decrease (increase) in deposits                      --        22,996                 --
         Decrease in accounts payable                         --        (5,542)                --
         Increase (decrease) in other
             accrued payables                                 --      (380,574)                --
         Increase (decrease) in notes payable                 --      (491,139)                --
         Decrease in long-term debt                           --      (800,000)                --
         Decrease in investment in partnerships               --       (14,737)                --
         Decrease (increase) in long-term notes
             receivable                                       --     7,438,000                 --
         Additional capital contributed                       --        34,429                 --
         Additional capital returned                          --    (5,402,913)                --
         Disposition of property & equipment                  --     6,830,247                 --
         Increase in accrued professional fees             6,987        16,231             23,218
                                                     -----------   -----------    ---------------

             NET CASH USED BY OPERATING ACTIVITIES            --      (153,692)                --
                                                     -----------   -----------    ---------------

CASH FLOWS FROM FINANCING ACTIVITIES                          --            --                 --
     Common stock issuance                                    --         5,308                 --
     Common stock cancellation                                --        (3,925)                --
                                                     -----------   -----------    ---------------
         NET CASH PROVIDED (USED) BY
             FINANCING ACTIVITIES                             --         1,383                 --
                                                     -----------   -----------    ---------------

CASH FLOWS FROM INVESTING ACTIVITIES                          --            --                 --
                                                     -----------   -----------    ---------------

NET INCREASE (DECREASE) IN CASH                               --      (152,309)                --

CASH, beginning of period                                     --       152,309                 --
                                                     -----------   -----------    ---------------

CASH, end of period                                  $        --   $        --    $            --
                                                     ===========   ===========    ===============

SUPPLEMENTAL DISCLOSURES
Interest received                                    $        --   $        --    $            --
Interest paid                                        $        --   $        --    $            --
Income taxes paid                                    $        --   $        --    $            --
See accompanying notes

MAMMOTH RESOURCES, INC.
(A Development Stage Company)
Statement of Changes in Stockholders' Equity (Deficiency in Assets) For the Years Ended June 30, 1993 and 1992

                                                                          Deficit Accumulated during                       Total
                                    Common stock            Additional    ---------------------------                  stockholders'
                             ---------------------------       Paid-      development                     Treasury        equity
                                Shares         Amount       in-Capital       stage           Other          Stock        (Deficit)
                             ------------   ------------   ------------   ------------   ------------   ------------   ------------
Balance at June 30, 1991       14,895,655   $     14,895   $ 14,444,748   $         --   ($ 1,632,418)  ($    19,035)  $ 12,808,190

Common stock issued in
  satisfaction of notes
  receivable                    5,307,702          5,308         34,429             --             --             --         39,737

Common stock cancelled
  resulting from a reversal
  of an acquisition            (3,925,000)        (3,925)    (5,402,913)            --             --             --     (5,406,838)

Net loss                               --             --             --        (16,231)    (7,441,089)            --     (7,457,320)
                             ------------   ------------   ------------   ------------   ------------   ------------   ------------

Balance at June 30, 1992       16,278,357         16,278      9,076,264   ($    16,231)    (9,073,507)       (19,035)  ($    16,231)

Net loss                               --             --             --         (6,987)            --             --         (6,987)
                             ------------   ------------   ------------   ------------   ------------   ------------   ------------

Balance at June 30, 1993       16,278,357   $     16,278   $  9,076,264   ($    23,218)  ($ 9,073,507)  ($    19,035)  ($    23,218)
                             ============   ============   ============   ============   ============   ============   ============

See accompanying notes.

MAMMOTH RESOURCES, INC.
(A Development Stage Company)
Notes to Financial Statements
June 30, 1993 and 1992

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS HISTORY OF DEVELOPMENT STAGE COMPANY

Mammoth Resources, Inc. (the "Company") was incorporated under the laws of the State of Utah on January 15,1982, for the purpose of seeking, investigating and if warranted, acquiring an interest in business opportunities presented to it by persons or firms that wish to obtain the perceived advantages of becoming a publicly-held corporation. From inception until January 1984, the Company was in the development stage as more fully defined in Statement No. 7 of the Financial Accounting Standards Board because the Company's principal operations had not yet commenced.

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

MAMMOTH RESOURCES, INC.
(A Development Stage Company)
Notes to Financial Statements
June 30, 1993 and 1992

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

On July 18, 1991 708,750 shares were issued to Wright, Patterson Real Estate and 6,378,750 issued to American Investment Retirement Inc. On September 3, 1991, 1,733,202 shares were issued to American Retirement Investment Corporation. The Board never ratified these actions and the shares have been cancelled.

In March 1992, the Company's original officers and directors resigned, new officers, and directors were appointed. Leonard Rice remained as Chairman, President, Secretary, and the sole director.

CASH AND CASH EQUIVALENTS

For purposes of the statement of cash flows, cash and cash equivalents would consist of money market funds and demand deposits in banks. The Company has no such items at June 30, 1993 or 1992.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates

NET INCOME (LOSS) PER COMMON SHARE

Net Income (loss) per share information is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding. No warrants or options were outstanding.

DEVELOPMENT STAGE COMPANY

The Company has been devoting its efforts to raising capital, establishing sources of supply, and developing markets for its planned operations. Since the Company has had no revenues, it is considered a development stage company.

MAMMOTH RESOURCES, INC.
(A Development Stage Company)
Notes to Financial Statements
June 30, 1993 and 1992

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

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

2. INCOME TAXES

The Company has accumulated net operating losses, which can be used to offset future earnings. Accordingly, no provision for income taxes is recorded in the financial statements. A deferred tax asset of approximately $3,000,000 or the future benefits of net operating losses is offset by a 100% valuation allowance, or approximately $3,000,000 due to the uncertainty of the Company's ability to utilize the losses. As of June 30, 1993, the Company has net operating loss carry forwards available as follows:

Year End                       Amount         Year Expires
--------                     ----------       ------------
1993                         $    6,987            2008
1992                          7,457,320            2007
1989                             86,724            2004
1988                            111,925            2003
1987                            304,116            2002
1986                            102,109            2001
1985                          1,384,570            2000
1984                             67,821         (A)1999
                             ----------
                             $9,521,572
                             ==========

      (A) This net operating loss subsequently expired without benefit to the company.

MAMMOTH RESOURCES, INC.
(A Development Stage Company)
Notes to Financial Statements
June 30, 1993 and 1992

3. GOING CONCERN AND MANAGEMENT'S PLANS

The Company has minima1 capital resources presently available to meet obligations, which normally can be expected to be incurred by similar companies, and has an accumulated deficit of $9,096,725 at June 30, 1993. These factors raise substantial doubt about the Company's ability to continue as a going concern. In order to begin any significant operations after its period of inactivity, the Company will have to pursue other sources of capital, such as additional equity financing or debt financing. There is no assurance that the Company will be able to obtain such financing. The financial statements, herein, do not include any adjustments that might result from the outcome of this uncertainty.

4. ACCOUNTS PAYABLE

Auditing fees and filling charges have been accrued on an ongoing basis. There are no other accounts payable outstanding.

5. SUBSEQUENT EVENTS

In December 1999, Michael Rice was appointed director and Vice- President and Holly Ruth Rice was appointed director.

Because of the lack of funds as described in Note 2, the Company was unable to conduct activities until November 1999, when it began to perform limited administrative activities.