Form 10QSB
period 1993-12-31
MAMMOTH RESOURCES INC
filed 2000-02-08
CIK 701304

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

                 |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1993

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

                                       Date: 02/07/2000

                             MAMMOTH RESOURCES, INC.

                              FINANCIAL STATEMENTS
                                DECEMBER 31, 1993

                                    CONTENTS

                                                                         Page

FINANCIAL STATEMENTS
  Balance Sheet                                                          F2
   Statements of Operations                                              F3
   Statements of Cash Flows                                              F4
   Notes to Financial Statements                                         F5

MAMMOTH RESOURCES, INC.
(A Development Stage Company)
BALANCE SHEET - (UNAUDITED)
DECEMBER 31, 1993

LIABILITIES AND DEFICIENCY IN ASSETS

LIABILITIES
    Accrued liabilities                                             $    26,711
                                                                    -----------

      TOTAL LIABILITIES                                                  26,711

DEFICIENCY IN ASSETS
    Common stock; $.001 par value, 50,000,000
      shares authorized; 16,278,357 and
      outstanding                                                        16,278
    Additional Paid-in-capital                                        9,076,264
    Deficit accumulated:
      During the development stage                                      (26,711)
      Other                                                          (9,073,507)
    Treasury stock, 43,500 shares                                       (19,035)
                                                                    -----------
      TOTAL DEFICIENCY IN ASSETS                                        (26,711)
                                                                    -----------

TOTAL LIABILITIES AND DEFICIENCY IN ASSETS                          $        --
                                                                    ===========

See accompanying notes.

MAMMOTH RESOURCES, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS - (UNAUDITED)
For the periods ended

                                                                                                             Cumulative
                                               For the Six Months             For the Three Months         Since Inception
                                                Ended December 31,              Ended December 31,           Inception of
                                          ----------------------------    ----------------------------    Development Stage
                                              1993            1992            1993            1992         October 1, 1991
                                          ------------    ------------    ------------    ------------    -----------------
COSTS AND EXPENSES
   Loss from worthless notes receivable
   Professional fees                      $     (3,493)   $     (3,493)   $     (1,747)   $     (1,747)   $         (26,711)
                                          ------------    ------------    ------------    ------------    -----------------

      NET LOSS                            ($     3,493)   ($     3,493)   ($     1,747)   ($     1,747)   ($         26,711)
                                          ============    ============    ============    ============    =================

WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING (PRIMARY AND
   FULLY DILUTED)                           16,278,357      16,278,357      16,278,357      16,278,357
                                          ============    ============    ============    ============

BASIC NET LOSS PER SHARE
   (PRIMARY AND FULLY DILUTED)            ($      0.00)   ($      0.00)   ($      0.00)   ($      0.00)
                                          ============    ============    ============    ============

See accompanying notes.

MAMMOTH RESOURCES, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS - (UNAUDITED)

                                                                                  Cumulative
                                                                                Since Inception
                                                                                 of Development
                                                                                     Stage
For the six months ended December 31,                 1993           1992       October 1, 1991
                                                  -----------    -----------    ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                          ($    3,493)   ($    3,493)   ($       26,711)
Adjustments to reconcile net income to net
   cash provided by operating activities:

   Changes in assets and liabilities:
      Increase in accrued professional fees             3,493          3,493             26,711
                                                  -----------    -----------    ---------------

         NET CASH USED BY OPERATING ACTIVITIES             --             --                 --

NET INCREASE (DECREASE) IN CASH                            --             --                 --

CASH, beginning of period                                  --             --                 --
                                                  -----------    -----------    ---------------

CASH, end of period                               $        --    $        --    $            --
                                                  ===========    ===========    ===============

See accompanying notes.

MAMMOTH RESOURCES, INC.
(A Development Stage Company)
Notes to Financial Statements
December 31, 1993

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