Form 10QSB
period 1996-09-30
MAMMOTH RESOURCES INC
filed 2000-02-08
CIK 701304

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

                 |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1996

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

                                          Date: 02/07/2000

                             MAMMOTH RESOURCES, INC.

                              FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996

                                    CONTENTS

                                                                           Page

FINANCIAL STATEMENTS
  Balance Sheet                                                            F2
  Statements of Operations                                                 F3
  Statements of Cash Flows                                                 F4
  Notes to Financial Statements                                            F5

MAMMOTH RESOURCES, INC.
(A Development Stage Company)
BALANCE SHEET - (UNAUDITED)
SEPTEMBER 30, 1996

LIABILITIES AND DEFICIENCY IN ASSETS

CURRENT LIABILITIES
    Accrued liabilities                                             $    45,925
                                                                    -----------
      TOTAL CURRENT LIABILITIES                                          45,925

DEFICIENCY IN ASSETS
    Common stock; $.001 par value, 50,000,000
      shares authorized; 16,278,357 and
      outstanding                                                        16,278
    Additional Paid-in-capital                                        9,076,264
    Deficit accumulated:
      During the development stage                                      (45,925)
      Other                                                          (9,073,507)
    Treasury stock, 43,500 shares                                       (19,035)
                                                                    -----------
      TOTAL DEFICIENCY IN ASSETS                                        (45,925)
                                                                    -----------

TOTAL LIABILITIES AND DEFICIENCY IN ASSETS                          $        --
                                                                    ===========

See accompanying notes.

MAMMOTH RESOURCES, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS - (UNAUDITED)
For the periods ended

                                                                            Cumulative
                                              For the Three Months        Since Inception
                                               Ended September 30,         Inception of
                                          ----------------------------   Development Stage
                                              1996            1995        October 1, 1991
                                          ------------    ------------   -----------------
COSTS AND EXPENSES
   Professional fees                      $     (1,746)   $     (1,746)     $    (45,925)
                                          ------------    ------------      ------------

      NET LOSS                            $     (1,746)   $     (1,746)     $    (45,925)
                                          ============    ============      ============

WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING (PRIMARY AND
   FULLY DILUTED)                           16,278,357      16,278,357
                                          ============    ============

BASIC NET LOSS PER SHARE
   (PRIMARY AND FULLY DILUTED)            $      (0.00)   $      (0.00)
                                          ============    ============

See accompanying notes.

MAMMOTH RESOURCES, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS - (UNAUDITED)

                                                                                   Cumulative
                                                                                 Since Inception
                                                                                 of Development
                                                                                     Stage
For the three months ended September 30,              1996          1995         October 1, 1991
                                                  -----------    -----------     ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                          $    (1,746)   $    (1,746)     $   (45,925)
Adjustments to reconcile net income to net
   cash provided by operating activities:

   Changes in assets and liabilities:
      Increase in accrued professional fees             1,746          1,746           45,925
                                                  -----------    -----------      -----------

         NET CASH USED BY OPERATING ACTIVITIES             --             --               --

NET INCREASE (DECREASE) IN CASH                            --             --               --

CASH, beginning of period                                  --             --               --
                                                  -----------    -----------      -----------

CASH, end of period                               $        --    $        --      $        --
                                                  ===========    ===========      ===========

See accompanying notes.

MAMMOTH RESOURCES, INC.
(A Development Stage Company)
Notes to Financial Statements
September 30, 1996

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 2-QSB and item 310 (b) of Regulation SB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. For further information, refer to the Financial Statements and footnotes thereto included in the Company's Form 10-KSB for the year ended June 30, 1996 as filed with the Securities and Exchange Commission.

NOTE B - LOSS PER SHARE

Basic and diluted net loss per share was computed based on the weighted average number of shares of common stock outstanding during the period and the net loss increased by the dividends accruing on the cumulative preferred stock.