Form 10KSB
period 1998-06-30
MAMMOTH RESOURCES INC
filed 2000-02-08
CIK 701304

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

                  |X| ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the Fiscal Year Ended June 30, 1998

                 |_| TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from ____ to ____

                        Commission File Number 2-85601-D

                             MAMMOTH RESOURCES, INC
                             ----------------------
                 (Name of small business issuer in its charter)

                         UTAH                                  87-0378892
            ------------------------------                     ----------
            (State or other jurisdiction of                 (I.R.S. Employer
            incorporation or organization)                  Identification No.)

639 5th Ave. S.W. Suite 820, Calgary Alberta, Canada                    T2P OM9
----------------------------------------------------                  ----------
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

                             JUNE 30, 1998 AND 1997

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

                          Independent Auditor's Report

Stockholders and Board of Directors
Mammoth Resources, Inc.
Calgary, Canada

We have audited the accompanying balance sheets of Mammoth Resources, Inc., (a Development Stage Company) as of June 30, 1998 and 1997, and the related statements of operations and accumulated deficit during the development stage, cash flows, and deficiency in assets for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mammoth Resources, Inc. (a Development Stage Company) at June 30, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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

MAMMOTH RESOURCES, INC.
(A Development Stage Company)
BALANCE SHEETS

                                                      JUNE 30,        JUNE 30,
                                                        1998            1997
                                                     -----------    -----------

ASSETS
  TOTAL ASSETS                                       $        --    $        --
                                                     ===========    ===========

LIABILITIES AND DEFICIENCY IN ASSETS

CURRENT LIABILITIES
    Accrued Liabilities                              $    58,153    $    51,166
                                                     -----------    -----------
      TOTAL CURRENT LIABILITIES                           58,153         51,166
                                                     -----------    -----------

DEFICIENCY IN ASSETS
    Common stock; $.001 par value, 50,000,000
      shares authorized; 16,278,357 and
      outstanding                                         16,278         16,278
    Paid-in-capital                                    9,076,264      9,076,264
    Deficit accumulated:
      during the development stage                       (58,153)       (51,166)
      other                                           (9,073,507)    (9,073,507)
    Treasury Stock, 43,500 shares                        (19,035)       (19,035)
                                                     -----------    -----------
      TOTAL DEFICIENCY IN ASSETS                         (58,153)       (51,166)
                                                     -----------    -----------

TOTAL LIABILITIES AND DEFICIENCY IN ASSETS           $        --    $        --
                                                     ===========    ===========

See accompanying notes.

MAMMOTH RESOURCES, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

                                                                     Cumulative
                                              For the Year           Since Inception
                                             Ended June 30,          Inception of
                                     ----------------------------    Development Stage
                                        1998            1997         October 1, 1991
                                     ------------    ------------    -----------------
COSTS AND EXPENSES
   Professional fees                 $     (6,987)   $     (6,987)   $    (58,153)
                                     ------------    ------------    ------------

      NET LOSS                       $     (6,987)   $     (6,987)   $    (58,153)
                                     ============    ============    ============

WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING (PRIMARY AND
   FULLY DILUTED)                      16,278,357      16,278,357
                                     ============    ============

BASIC NET INCOME (LOSS) PER SHARE
(PRIMARY AND FULLY DILUTED)
   NET (LOSS)                        $      (0.00)   $      (0.00)
                                     ============    ============

See accompanying notes.

MAMMOTH RESOURCES, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

                                                                           Cumulative
                                                                         Since Inception
                                                                         of Development
                                                                              Stage
For the year ended June 30,                        1998        1997      October 1, 1991
                                                 --------    --------    ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                $ (6,987)   $ (6,987)      $(58,153)
Adjustments to reconcile net income to net
   cash provided by operating activities:

   Changes in assets and liabilities:
      Increase in accrued professional fees         6,987       6,987         58,153
                                                 --------    --------       --------

         NET CASH USED BY OPERATING ACTIVITIES         --          --             --

CASH FLOWS FROM FINANCING ACTIVITIES                   --          --             --
                                                 --------    --------       --------

      NET CASH PROVIDED (USED) BY
         FINANCING ACTIVITIES                          --          --             --

CASH FLOWS FROM INVESTING ACTIVITIES                   --          --             --
                                                 --------    --------       --------

NET INCREASE (DECREASE) IN CASH                        --          --             --

CASH, beginning of period                              --          --             --
                                                 --------    --------       --------

CASH, end of period                              $     --    $     --       $     --
                                                 ========    ========       ========

SUPPLEMENTAL DISCLOSURES
Interest received                                $     --    $     --       $     --
Interest paid                                    $     --    $     --       $     --
Income taxes paid                                $     --    $     --       $     --

See accompanying notes

MAMMOTH RESOURCES, INC.
(A Development Stage Company)
Statement of Changes in Stockholders' Equity (Deficiency in Assets) For the Years Ended June 30, 1998 and 1997

                                                                              Deficit
                                                                            Accumulated
                                                                               during                             Total
                                 Common stock          Additional    --------------------------                   stockholders'
                           -------------------------   Paid-         development                   Treasury       equity
                             Shares         Amount     in-Capital    stage          Other          Stock          (Deficit)
                           -----------   -----------   -----------   -----------    -----------    -----------    -------------
Balance at June 30, 1996   $16,278,357   $    16,278   $ 9,076,264   $   (44,179)   $(9,073,507)   $   (19,035)   $   (44,179)

Net loss                            --            --            --        (6,987)            --             --         (6,987)
                           -----------   -----------   -----------   -----------    -----------    -----------    -----------

Balance at June 30, 1997    16,278,357        16,278     9,076,264       (51,166)    (9,073,507)       (19,035)   $   (51,166)

Net loss                            --            --            --        (6,987)            --             --         (6,987)
                           -----------   -----------   -----------   -----------    -----------    -----------    -----------

Balance at June 30, 1998    16,278,357   $    16,278   $ 9,076,264   $   (58,153)   $(9,073,507)   $   (19,035)   $   (58,153)
                           ===========   ===========   ===========   ===========    ===========    ===========    ===========

See accompanying notes.

MAMMOTH RESOURCES, INC.
(A Development Stage Company)
Notes to Financial Statements
June 30, 1998 and 1997

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

MAMMOTH RESOURCES, INC.
(A Development Stage Company)
Notes to Financial Statements
June 30, 1998 and 1997

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

CASH AND CASH EQUIVALENTS

For purposes of the statement of cash flows, cash and cash equivalents would consist of money market funds and demand deposits in banks. The Company has no such items at June 30, 1998 or 1997.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates

NET INCOME (LOSS) PER COMMON SHARE

Basic per share information is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding. No warrants or options were outstanding.

DEVELOPMENT STAGE COMPANY

The Company has been devoting its efforts to raising capital, establishing sources of supply, and developing markets for its planned operations. Since the Company has had no revenues, it is considered a development stage company.

MAMMOTH RESOURCES, INC.
(A Development Stage Company)
Notes to Financial Statements
June 30, 1998 and 1997

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

2. INCOME TAXES

The Company has accumulated net operating losses, which can be used to offset future earnings. Accordingly, no provision for income taxes is recorded in the financial statements. A deferred tax asset of approximately $3,000,000 or the future benefits of net operating losses is offset by a 100% valuation allowance, or approximately $3,000,000 due to the uncertainty of the Company's ability to utilize the losses. As of June 30, 1998, the Company has net operating loss carry forwards available as follows:

Year End                      Amount         Year Expires
--------                     --------        ------------
1998                         $    6,987           2013
1997                              6,987           2012
1996                              6,987           2011
1995                              6,987           2010
1994                              6,987           2009
1993                              6,987           2008
1992                          7,457,320           2007
1989                             86,724           2004
1988                            111,925           2003
1987                            304,116           2002
1986                            102,109           2001
1985                          1,384,570           2000
1984                             67,821        (A)1999
                             ----------
                             $9,556,507
                             ==========

(A) This net operating loss subsequently expired without benefit to the company.

MAMMOTH RESOURCES, INC.
(A Development Stage Company)
Notes to Financial Statements
June 30, 1998 and 1997

3. GOING CONCERN AND MANAGEMENT'S PLANS

The Company has minima1 capital resources presently available to meet obligations, which normally can be expected to be incurred by similar companies, and has an accumulated deficit of $9,131,660 at June 30, 1998. These factors raise substantial doubt about the Company's ability to continue as a going concern. In order to begin any significant operations after its period of inactivity, the Company will have to pursue other sources of capital, such as additional equity financing or debt financing. There is no assurance that the Company will be able to obtain such financing. The financial statements, herein, do not include any adjustments that might result from the outcome of this uncertainty.

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