Form 10QSB
period 1998-09-30
MAMMOTH RESOURCES INC
filed 2000-02-08
CIK 701304

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

                 |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

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

                                          Date: 02/07/2000

                             MAMMOTH RESOURCES, INC.

                              FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998

                                    CONTENTS

                                                                         Page

FINANCIAL STATEMENTS
  Balance Sheet                                                          F2
    Statements of Operations                                             F3
    Statements of Cash Flows                                             F4
    Notes to Financial Statements                                        F5

MAMMOTH RESOURCES, INC.
(A Development Stage Company)
BALANCE SHEET - (UNAUDITED)
SEPTEMBER 30, 1998

LIABILITIES AND DEFICIENCY IN ASSETS

CURRENT LIABILITIES
     Accrued liabilities                                            $    59,899
                                                                    -----------
         TOTAL CURRENT LIABILITIES                                       59,899

DEFICIENCY IN ASSETS
     Common stock; $.001 par value, 50,000,000
         shares authorized; 16,278,357 and
         outstanding                                                     16,278
     Additional Paid-in-capital                                       9,076,264
     Deficit accumulated:
         During the development stage                                   (59,899)
         Other                                                       (9,073,507)
     Treasury stock, 43,500 shares                                      (19,035)
                                                                    -----------
         TOTAL DEFICIENCY IN ASSETS                                     (59,899)
                                                                    -----------

TOTAL LIABILITIES AND DEFICIENCY IN ASSETS                          $        --
                                                                    ===========

See accompanying notes.

MAMMOTH RESOURCES, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS - (UNAUDITED)
For the periods ended

                                                                         Cumulative
                                          For the Three Months         Since Inception
                                           Ended September 30,          Inception of
                                      ----------------------------    Development Stage
                                          1998            1997         October 1, 1991
                                      ------------    ------------    -----------------
COSTS AND EXPENSES
    Professional fees                 ($     1,746)   ($     1,746)   ($         59,899)
                                      ------------    ------------    -----------------

         NET LOSS                     ($     1,746)   ($     1,746)   ($         59,899)
                                      ============    ============    =================

WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING (PRIMARY AND
    FULLY DILUTED)                      16,278,357      16,278,357
                                      ============    ============

BASIC NET LOSS PER SHARE
    (PRIMARY AND FULLY DILUTED)       ($      0.00)   ($      0.00)
                                      ============    ============

See accompanying notes.

MAMMOTH RESOURCES, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS - (UNAUDITED)

                                                                                Cumulative
                                                                             Since Inception
                                                                              of Development
                                                                                  Stage
For the three months ended September 30,               1998        1997      October 1, 1991
                                                     --------    --------    ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                             ($ 1,746)   ($ 1,746)   ($       59,899)

Adjustments to reconcile net income to net cash provided by operating activities:

    Changes in assets and liabilities:
         Increase in accrued professional fees          1,746       1,746             59,899
                                                     --------    --------    ---------------

             NET CASH USED BY OPERATING ACTIVITIES         --          --                 --

CASH FLOWS FROM FINANCING ACTIVITIES                       --          --                 --
                                                     --------    --------    ---------------

         NET CASH PROVIDED BY FINANCING ACTIVITIES         --          --                 --

CASH FLOWS FROM INVESTING ACTIVITIES                       --          --                 --
                                                     --------    --------    ---------------

NET INCREASE (DECREASE) IN CASH                            --          --                 --

CASH, beginning of period                                  --          --                 --
                                                     --------    --------    ---------------

CASH, end of period                                  $     --    $     --    $            --
                                                     ========    ========    ===============

See accompanying notes.

MAMMOTH RESOURCES, INC.
(A Development Stage Company)
Notes to Financial Statements
September 30, 1998

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 2-QSB and item 310 (b) of Regulation SB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. For further information, refer to the Financial Statements and footnotes thereto included in the Company's Form 10-KSB for the year ended June 30, 1998 as filed with the Securities and Exchange Commission.

NOTE B - LOSS PER SHARE

Basic and diluted net loss per share was computed based on the weighted average number of shares of common stock outstanding during the period and the net loss increased by the dividends accruing on the cumulative preferred stock.