Form 10QSB
period 1999-03-31
MAMMOTH RESOURCES INC
filed 2000-02-08
CIK 701304

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

                 |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

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

                                          Date: 02/07/2000

                             MAMMOTH RESOURCES, INC.

                              FINANCIAL STATEMENTS
                                 MARCH 31, 1999

                                    CONTENTS

                                                                       Page

FINANCIAL STATEMENTS
  Balance Sheet                                                        F2
    Statements of Operations                                           F3
    Statements of Cash Flows                                           F4
    Notes to Financial Statements                                      F5

MAMMOTH RESOURCES, INC.
(A Development Stage Company)
BALANCE SHEET - (UNAUDITED)
MARCH 31, 1999

LIABILITIES AND DEFICIENCY IN ASSETS

CURRENT LIABILITIES
     Accrued liabilities                                            $    63,393
                                                                    -----------
         TOTAL CURRENT LIABILITIES                                       63,393

DEFICIENCY IN ASSETS
     Common stock; $.001 par value, 50,000,000
         shares authorized; 16,278,357 shares issued
         and outstanding                                                 16,278
     Additional Paid-in-capital                                       9,076,264
     Deficit accumulated:
         During the development stage                                   (63,393)
         Other                                                       (9,073,507)
     Treasury stock, 43,500 shares                                      (19,035)
                                                                    -----------
         TOTAL DEFICIENCY IN ASSETS                                     (63,393)
                                                                    -----------

TOTAL LIABILITIES AND DEFICIENCY IN ASSETS                          $        --
                                                                    ===========

See accompanying notes.

MAMMOTH RESOURCES, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS - (UNAUDITED)
For the periods ended

                                                                                                         Cumulative
                                           For the Nine Months            For the Three Months         Since Inception
                                              Ended March 31,                Ended March 31,            Inception of
                                      ----------------------------    ----------------------------    Development Stage
                                          1999            1998            1999            1998         October 1, 1991
                                      ------------    ------------    ------------    ------------    -----------------
COSTS AND EXPENSES
    Professional fees                 ($     5,240)   ($     5,240)   ($     1,747)   ($     1,747)   ($         63,393)
                                      ------------    ------------    ------------    ------------    -----------------

         NET LOSS                     ($     5,240)   ($     5,240)   ($     1,747)   ($     1,747)   ($         63,393)
                                      ============    ============    ============    ============    =================

WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING (PRIMARY AND
    FULLY DILUTED)                      16,278,357      16,278,357      16,278,357      16,278,357
                                      ============    ============    ============    ============

BASIC NET LOSS PER SHARE
    (PRIMARY AND FULLY DILUTED)       ($      0.00)   ($      0.00)   ($      0.00)   ($      0.00)
                                      ============    ============    ============    ============

See accompanying notes.

MAMMOTH RESOURCES, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS - (UNAUDITED)

                                                                               Cumulative
                                                                             Since Inception
                                                                             of Development
                                                                                  Stage
For the nine months ended March 31,                    1999        1998      October 1, 1991
                                                     --------    --------    ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                             ($ 5,240)   ($ 5,240)   ($       63,393)
Adjustments to reconcile net income to net
    cash provided by operating activities:

    Changes in assets and liabilities:
         Increase in accrued professional fees          5,240       5,240             63,393
                                                     --------    --------    ---------------

             NET CASH USED BY OPERATING ACTIVITIES         --          --                 --

CASH FLOWS FROM FINANCING ACTIVITIES                       --          --                 --
                                                     --------    --------    ---------------

         NET CASH PROVIDED BY FINANCING ACTIVITIES         --          --                 --

CASH FLOWS FROM INVESTING ACTIVITIES
    Disposition of property & equipment                    --          --                 --
                                                                 --------    ---------------

NET INCREASE (DECREASE) IN CASH                            --          --                 --

CASH, beginning of period                                  --          --                 --
                                                     --------    --------    ---------------

CASH, end of period                                  $     --    $     --                 --
                                                     ========    ========    ===============

See accompanying notes.

MAMMOTH RESOURCES, INC.
(A Development Stage Company)
Notes to Financial Statements
March 31, 1999

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