Form 10KSB
period 1999-06-30
MAMMOTH RESOURCES INC
filed 2000-02-08
CIK 701304

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

                  |X| ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the Fiscal Year Ended June 30, 1999

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

QUARTER HIGH/LOW-------CALENDAR 1997

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

Holly R. Rice

Mrs. Rice has been a Director since November 1999. She is the wife of Leonard Rice and mother of Michael Rice, and has been an assistant to Mr. Rice, her husband, for over the past five years.

ITEM 10. EXECUTIVE COMPENSATION

EMPLOYEE SALARIES

The current President of the Company serves without compensation at this time, and has received no compensation. The Directors of the Company does not currently receive any compensation for services as Directors. No employment agreement exists with any officers of the Company. There are no stock options, or warrants, or bonus or profit sharing plans, with respect to the officers of the Company. No salary, stock, stock related rights, or other compensation is due to any officer or Director. No loan payable is due from the Company to any of them.

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

                             JUNE 30, 1999 AND 1998

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

                          Independent Auditor's Report

Stockholders and Board of Directors
Mammoth Resources, Inc.
Calgary, Canada

We have audited the accompanying balance sheets of Mammoth Resources, Inc., (a Development Stage Company) as of June 30, 1999 and 1998, and the related statements of operations and accumulated deficit during the development stage, cash flows, and deficiency in assets for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mammoth Resources, Inc. (a Development Stage Company) at June 30, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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

MAMMOTH RESOURCES, INC.
(A Development Stage Company)
BALANCE SHEETS

                                                   JUNE 30,           JUNE 30,
                                                     1999              1998
                                                  -----------       -----------
ASSETS
  TOTAL ASSETS                                    $        --       $        --
                                                  ===========       ===========

LIABILITIES AND DEFICIENCY IN ASSETS

CURRENT LIABILITIES
  Accrued Liabilities                             $    65,140       $    58,153
                                                  -----------       -----------
    TOTAL CURRENT LIABILITIES                          65,140            58,153
                                                  -----------       -----------

DEFICIENCY IN ASSETS
  Common stock; $.001 par value, 50,000,000
    shares authorized; 16,278,357 and
    outstanding                                        16,278            16,278
  Paid-in-capital                                   9,076,264         9,076,264
  Deficit accumulated:
    during the development stage                      (65,140)          (58,153)
    other                                          (9,073,507)       (9,073,507)
  Treasury Stock, 43,500 shares                       (19,035)          (19,035)
                                                  -----------       -----------
    TOTAL DEFICIENCY IN ASSETS                        (65,140)          (58,153)
                                                  -----------       -----------

TOTAL LIABILITIES AND DEFICIENCY IN ASSETS        $        --       $        --
                                                  ===========       ===========

See accompanying notes.

MAMMOTH RESOURCES, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

                                                                            Cumulative
                                                 For the Year               Since Inception
                                                Ended June 30,              Inception of
                                       -------------------------------      Development Stage
                                           1999               1998          October 1, 1991
                                       ------------       ------------      -----------------
COSTS AND EXPENSES
  Professional fees                    $     (6,987)      $     (6,987)      $    (65,140)
                                       ------------       ------------       ------------

    NET LOSS                           $     (6,987)      $     (6,987)      $    (65,140)
                                       ============       ============       ============

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING (PRIMARY AND
  FULLY DILUTED)                         16,278,357         16,278,357
                                       ============       ============

BASIC NET INCOME (LOSS) PER SHARE
(PRIMARY AND FULLY DILUTED)
  NET (LOSS)                           $      (0.00)      $      (0.00)
                                       ============       ============

See accompanying notes.

MAMMOTH RESOURCES, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

                                                                             Cumulative
                                                                           Since Inception
                                                                           of Development
                                                                                Stage
For the year ended June 30,                        1999          1998      October 1, 1991
                                                 --------      --------    ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                $ (6,987)     $ (6,987)     $(65,140)
Adjustments to reconcile net income to net
  cash provided by operating activities:

  Changes in assets and liabilities:
    Increase in accrued professional fees           6,987         6,987        65,140
                                                 --------      --------      --------

      NET CASH USED BY OPERATING ACTIVITIES            --            --            --

CASH FLOWS FROM FINANCING ACTIVITIES                   --            --            --
                                                 --------      --------      --------

    NET CASH PROVIDED (USED) BY
      FINANCING ACTIVITIES                             --            --            --

CASH FLOWS FROM INVESTING ACTIVITIES                   --            --            --
                                                 --------      --------      --------

NET INCREASE (DECREASE) IN CASH                        --            --            --

CASH, beginning of period                              --            --            --
                                                 --------      --------      --------

CASH, end of period                              $     --      $     --      $     --
                                                 ========      ========      ========

SUPPLEMENTAL DISCLOSURES
Interest received                                $     --      $     --      $     --
Interest paid                                    $     --      $     --      $     --
Income taxes paid                                $     --      $     --      $     --

See accompanying notes.

MAMMOTH RESOURCES, INC.
(A Development Stage Company)
Statement of Changes in Stockholders' Equity (Deficiency in Assets) For the Years Ended June 30, 1999 and 1998

                                                                             Deficit
                                                                           Accumulated
                                                                              during                              Total
                                 Common stock         Additional     --------------------------                   stockholders'
                            ----------------------    Paid-          development                   Treasury       equity
                              Shares        Amount    in-Capital     stage          Other          Stock          (Deficit)
                            -----------    -------    -----------    -----------    -----------    -----------    -----------
Balance at June 30, 1997    $16,278,357    $16,278    $ 9,076,264    $   (51,166)   $(9,073,507)   $   (19,035)   $   (51,166)

Net loss                             --         --             --         (6,987)            --             --         (6,987)
                            -----------    -------    -----------    -----------    -----------    -----------    -----------

Balance at June 30, 1998     16,278,357     16,278      9,076,264        (58,153)    (9,073,507)       (19,035)   $   (58,153)

Net loss                             --         --             --         (6,987)          --               --         (6,987)
                            -----------    -------    -----------    -----------    -----------    -----------    -----------

Balance at June 30, 1999     16,278,357    $16,278    $ 9,076,264    $   (65,140)   $(9,073,507)   $   (19,035)   $   (65,140)
                            ===========    =======    ===========    ===========    ===========    ===========    ===========

See accompanying notes.

MAMMOTH RESOURCES, INC.
(A Development Stage Company)
Notes to Financial Statements
June 30, 1999 and 1998

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

MAMMOTH RESOURCES, INC.
(A Development Stage Company)
Notes to Financial Statements
June 30, 1999 and 1998

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

CASH AND CASH EQUIVALENTS

For purposes of the statement of cash flows, cash and cash equivalents would consist of money market funds and demand deposits in banks. The Company has no such items at June 30, 1999 or 1998.

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

MAMMOTH RESOURCES, INC.
(A Development Stage Company)
Notes to Financial Statements
June 30, 1999 and 1998

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

2. INCOME TAXES

The Company has accumulated net operating losses, which can be used to offset future earnings. Accordingly, no provision for income taxes is recorded in the financial statements. A deferred tax asset of approximately $3,000,000 or the future benefits of net operating losses is offset by a 100% valuation allowance, or approximately $3,000,000 due to the uncertainty of the Company's ability to utilize the losses. As of June 30, 1999, the Company has net operating loss carry forwards available as follows:

Year End                        Amount                Year Expires
--------                        ------                ------------
1999                          $    6,987                  2019
1998                               6,987                  2013
1997                               6,987                  2012
1996                               6,987                  2011
1995                               6,987                  2010
1994                               6,987                  2009
1993                               6,987                  2008
1992                           7,457,320                  2007
1989                              86,724                  2004
1988                             111,925                  2003
1987                             304,116                  2002
1986                             102,109                  2001
1985                           1,384,570                  2000
1984                              67,821               (A)1999
                              ----------
                              $9,563,494
                              ==========

(A) This net operating loss subsequently expired without benefit to the company.

MAMMOTH RESOURCES, INC.
(A Development Stage Company)
Notes to Financial Statements
June 30, 1999 and 1998

3. GOING CONCERN AND MANAGEMENT'S PLANS

The Company has minima1 capital resources presently available to meet obligations, which normally can be expected to be incurred by similar companies, and has an accumulated deficit of $9,138,647 at June 30, 1999. These factors raise substantial doubt about the Company's ability to continue as a going concern. In order to begin any significant operations after its period of inactivity, the Company will have to pursue other sources of capital, such as additional equity financing or debt financing. There is no assurance that the Company will be able to obtain such financing. The financial statements, herein, do not include any adjustments that might result from the outcome of this uncertainty.

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