Form 10QSB
period 1999-12-31
MAMMOTH RESOURCES INC
filed 2000-02-08
CIK 701304

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

                 |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1999

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

                                          Date: 02/07/2000

                             MAMMOTH RESOURCES, INC.

                              FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

                                    CONTENTS

                                                                           Page

FINANCIAL STATEMENTS
  Balance Sheet                                                            F2
  Statements of Operations                                                 F3
  Statements of Cash Flows                                                 F4
  Notes to Financial Statements                                            F5

MAMMOTH RESOURCES, INC.
(A Development Stage Company)
BALANCE SHEET - (UNAUDITED)
DECEMBER 31, 1999

LIABILITIES AND DEFICIENCY IN ASSETS

LIABILITIES
    Accrued liabilities                                             $    67,769
                                                                    -----------

      TOTAL LIABILITIES                                                  67,769

DEFICIENCY IN ASSETS
    Common stock; $.001 par value, 50,000,000
      shares authorized; 16,278,357 and
      outstanding                                                        16,278
    Additional Paid-in-capital                                        9,076,264
    Deficit accumulated:
      During the development stage                                      (67,769)
      Other                                                          (9,073,507)
    Treasury stock, 43,500 shares                                       (19,035)
                                                                    -----------
      TOTAL DEFICIENCY IN ASSETS                                        (67,769)
                                                                    -----------

TOTAL LIABILITIES AND DEFICIENCY IN ASSETS                          $        --
                                                                    ===========

See accompanying notes.

MAMMOTH RESOURCES, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS - (UNAUDITED)
For the periods ended

                                                                                                      Cumulative
                                          For the Six Months             For the Three Months       Since Inception
                                          Ended December 31,               Ended December 31,         Inception of
                                     ----------------------------    ----------------------------  Development Stage
                                         1999            1998           1999             1998       October 1, 1991
                                     ------------    ------------    ------------    ------------   ---------------
COSTS AND EXPENSES
   Professional fees                 $     (2,629)   $     (3,493)   $     (1,314)   $     (1,747)   $    (67,769)
                                     ------------    ------------    ------------    ------------    ------------

      NET LOSS                       $     (2,629)   $     (3,493)   $     (1,314)   $     (1,747)   $    (67,769)
                                     ============    ============    ============    ============    ============

WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING (PRIMARY AND
   FULLY DILUTED)                      16,278,357      16,278,357      16,278,357      16,278,357
                                     ============    ============    ============    ============

BASIC NET LOSS PER SHARE
   (PRIMARY AND FULLY DILUTED)       $      (0.00)   $      (0.00)   $      (0.00)   $      (0.00)
                                     ============    ============    ============    ============

See accompanying notes.

MAMMOTH RESOURCES, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS - (UNAUDITED)

                                                                            Cumulative
                                                                          Since Inception
                                                                          of Development
                                                                              Stage
For the six months ended December 31,               1999        1998      October 1, 1991
                                                  --------    --------    ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                          $ (2,629)   $ (3,493)      $(67,769)
Adjustments to reconcile net income to net
   cash provided by operating activities:

   Changes in assets and liabilities:
      Increase in accrued professional fees          2,629       3,493         67,769
                                                  --------    --------       --------

         NET CASH USED BY OPERATING ACTIVITIES          --          --             --

CASH FLOWS FROM FINANCING ACTIVITIES                    --          --             --
                                                  --------    --------       --------

      NET CASH PROVIDED BY FINANCING ACTIVITIES         --          --             --

CASH FLOWS FROM INVESTING ACTIVITIES                    --          --             --
                                                  --------    --------       --------

NET INCREASE (DECREASE) IN CASH                         --          --             --

CASH, beginning of period                               --          --             --
                                                  --------    --------       --------

CASH, end of period                               $     --    $     --       $     --
                                                  ========    ========       ========

See accompanying notes.

MAMMOTH RESOURCES, INC.
(A Development Stage Company)
Notes to Financial Statements
December 31, 1999

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