Form 10QSB
period 2000-03-31
MAMMOTH RESOURCES INC
filed 2000-05-22
CIK 701304

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

(Mark One)

    X     QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d)
  ----
          OF THE SECURITIES EXCHANGE ACT OF 1934

          For the Quarterly Period Ended March 31, 2000.

  ----    TRANSITION REPORT PURSUANT SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from______to______.

                         Commission File Number 0-85601


                      SYMPHONY TELECOM INTERNATIONAL, INC.
                     --------------------------------------
        (Exact name of small business issuer as specified in its charter)

             UTAH                                            87-0378892
         -------------------------                           -----------
         (State or other jurisdiction of                   (I.R.S. Employer
         incorporation or organization)                    Identification No.)

  347 Bay Street, Suite 502, Toronto, Canada                     M5H 2R7
--------------------------------------------                     -------
  (address of principal executive offices)                      (zip code)

Issuer's telephone number:           (416) 366-5221
                                    ---------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (@) has been subject to such filing requirements for the past 90 days. Yes X No__.

The number of shares of Common Stock outstanding as at May 12, 2000 was:

Transitional Small Business Disclosure Format (check one):  Yes    No  X .
                                                               ---    ---

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The financial statements are included herein.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

                       SYMPHONY TELECOM INTERNATIONAL INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2000

                       SYMPHONY TELECOM INTERNATIONAL INC.

                                 MARCH 31, 2000

                                    CONTENTS

                                                                          Page

Balance Sheets                                                              1
Statements of Operations                                                    2
Statements of Changes in Cash Position                                      3
Notes to Financial Statements                                               4-8

                       SYMPHONY TELECOM INTERNATIONAL INC.

                           CONSOLIDATED BALANCE SHEETS
                              AS AT MARCH 31, 2000
                                AND JUNE 30, 1999
                                    UNAUDITED

                                     ASSETS

                                                       (Note 1)       (Note 1)
                                                      March 31         June 30
                                                          2000         1999
                                                          ----         ----
CURRENT
Accounts receivable                                  $   119,950    $      --
Deposits                                                   7,092           --
Inventory (Note 2(b))                                     41,196           --
                                                     -----------    -----------

                                                         168,238           --

CAPITAL ASSETS (Note 3)                                   54,982           --
OTHER ASSETS (Note 4)                                    339,764           --
                                                     -----------    -----------

                                                     $   562,984    $      --
                                                     ===========    ===========


                                   LIABILITIES

CURRENT
Bank indebtedness (Note 5)                           $    42,597    $      --
Loans payable (Note 6)                                    99,221           --
Accounts payable and accrued liabilities                 307,699         65,140
                                                     -----------    -----------

                                                         449,517         65,140

PROMISSORY NOTE (Note7)                                   18,500           --
DIRECTORS' ADVANCES (Note 8)                             111,586           --
                                                     -----------    -----------

                                                         579,603         65,140

                              SHAREHOLDERS' EQUITY

CAPITAL STOCK (Note 9)                                    95,522         16,278
PAID-IN-CAPITAL                                        9,076,264      9,076,264
NON-CONTROLLING INTEREST (Note 10)                           258           --
TREASURY STOCK, 43,500                                   (19,035)       (19,035)
(DEFICIT) (Note 11)                                   (9,173,121)    (9,138,647)
                                                     -----------    -----------
                                                         (20,112)       (65,140)
                                                     -----------    -----------

                                                     $   559,491    $      --
                                                     ===========    ===========

APPROVED ON BEHALF OF THE BOARD:


 _________________________ Director       ___________________________ Director




                       SYMPHONY TELECOM INTERNATIONAL INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE NINE MONTHS PERIOD ENDED MARCH 31, 2000
               AND FOR THE NINE MONTHS PERIOD ENDED MARCH 31, 1999

                                    UNAUDITED

                                    (Note 1)         (Note 1)          (Note 1)         (Note 1)
                                    Quarter to       Year to           Quarter to       Year to
                                     March 31        March 31          March 31         March 31
                                        2000            2000              1999             1999
                                        ----            ----              ----             ----

SALES                         $       44,540      $       44,540    $            -    $         -
COST OF SALES                         29,086              29,086                 -              -
                             ---------------     ---------------   ---------------   ---------------

GROSS PROFIT                          15,454              15,454                 -              -
                             ---------------     ---------------   ---------------   ---------------

EXPENSES
Professional fees                     11,123           13,752                1,747           5,240
Wages and benefits                     6,880            6,880                    -               -
Interest, long-term                    5,591            5,591                    -               -
General and administrative             5,370            5,370                    -               -
Consulting fees                        4,114            4,114                    -               -
Automobile                             2,514            2,514                    -               -
Travel                                 2,174            2,174                    -               -
Telephone                              1,753            1,753                    -               -
Amortization and depreciation          1,578            1,578                    -               -
Advertising and marketing              1,476            1,476                    -               -
Bad debt                               1,221            1,221                    -               -
Rent                                   1,045            1,045                    -               -
Delivery                                 823              823                    -               -
Foreign exchange loss                    665              665                    -               -
Insurance                                329              329                    -               -
Bank charges and interest                302              302                    -               -
Conventions                              255              255                    -               -
Repairs and maintenance                   86               86                    -               -
                             ---------------     ---------------   ---------------   ---------------

                                      47,299           49,928                1,747          5,240
                             ---------------     ---------------   ---------------   ---------------

         NET (LOSS)                  (31,845)         (34,474)              (1,747)         5,240
DEFICIT, beginning of period      (9,141,276)      (9,138,647)          (9,133,407)    (9,131,660)
                             ---------------     ---------------   ---------------   ---------------

(DEFICIT) end of period          $(9,173,121)     $(9,173,121)         $(9,136,900)   $ (9,136,900)
                             ===============     ===============   ===============   ==============


                       SYMPHONY TELECOM INTERNATIONAL INC.

               CONSOLIDATED STATEMENTS OF CHANGES IN CASH POSITION
                 FOR THE NINE MONTHS PERIOD ENDED MARCH 31, 2000
               AND FOR THE NINE MONTHS PERIOD ENDED MARCH 31, 1999
                                    UNAUDITED

                                                      (Note 1)    (Note 1)
                                                      March 31     March 31
                                                         2000       1999
                                                         ----       ----
OPERATING ACTIVITIES
Cash used in operations
Net loss                                             $ (34,474)   $  (5240)
Add (deduct): charges to income not involving cash
Amortization and depreciation                            1,578         --
                                                     ---------    ---------
                                                       (32,896)      (5,240)
Net change in non-cash working capital
Accounts receivable                                   (119,950)        --
Deposits                                                (7,092)
Inventory                                              (41,196)
Increase in loans payable                               99,221
Accounts payable                                       242,559        5,240
                                                     ---------    ---------

                                                       140,646         --
                                                     ---------    ---------


FINANCING ACTIVITIES
Directors' advances                                    111,586         --
Capital stock issuance                                  79,244         --
Non-controlling interest                                   258         --
Promissory Note                                         18,500         --
                                                     ---------    ---------
                                                       209,588         --
                                                     ---------    ---------


INVESTING ACTIVITIES
Additions to capital assets                            (56,009)        --
Additions to other assets                             (340,315)        --
                                                     ---------    ---------

                                                      (396,324)        --
                                                     ---------    ---------


(DECREASE) INCREASE IN CASH                            (46,090)        --
CASH, beginning of period                                 --           --
                                                     ---------    ---------

CASH, end of period                                  $ (42,597)   $    --
                                                     =========    ---------

                       SYMPHONY TELECOM INTERNATIONAL INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2000

                                    UNAUDITED

1.       ORGANIZATION

         The Company was incorporated under the laws of the State of Utah on January 15, 1982. Pursuant to an Agreement and Plan of Reorganization dated March 9, 2000, the Company acquired all the issued and outstanding shares of Symphony Telecom International Inc., a company incorporated under the laws of the State of Delaware, on a share for share exchange, see Note 8 below. By a resolution of the Board of Directors of March 23, 2000, the Company's name was changed from Mammoth Resources Inc. to Symphony Telecom International Inc. to reflect its change in business.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         These financial statements have been prepared in accordance with generally accepted accounting principles. Outlined below are those policies considered particularly significant for the Company.

(a)      Principles of consolidation
         The accompanying consolidated financial statements include the accounts of its wholly owned subsidiary company Symphony Telecom International Inc. and its subsidiary companies:

                       Symphony Telecom Inc.
                       Communication Solutions Group Ltd.
                       Canadian Inter-Latin Communications Inc.
                       Canadian Intercontinental Communications Del Ecuador S.A. All intercompany balances and transactions have been eliminated on consolidation.

(b)      Inventories

         Inventory,  comprising  purchased  parts and systems,  is valued at the
         lower  of  cost  and  net   realizable   value.   Cost  is   determined
         substantially on a first-in, first-out basis.

(c)      Capital Assets

         Capital assets are recorded at cost. Depreciation is provided annually at rates calculated to write-off the assets over their estimated useful lives as follows: Computer - 30% diminishing balance Telephone Equipment - 25% diminishing balance Furniture - 20% diminishing balance

(d)      Other Assets

         Other assets are recorded at cost. Amortization is provided annually at rates calculated to write-off the assets over their estimated useful lives as follows:

                  Goodwill                   - 5% diminishing balance
                  Intellectual Property      - 5% diminishing balance
                  Deferred Charges           - 5% diminishing balance



                       SYMPHONY TELECOM INTERNATIONAL INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                    UNAUDITED

3.       CAPITAL ASSETS

         The details of capital assets are as follows:


                                                                                      Net             Net
                                                                      Accumulated    March 31      March 31
                                                            Cost      Depreciation    2000          1999
                  Computer                               ---------    ------------  ---------     ----------

                  Telephone equipment                     $  4,232     $    100     $  4,132      $        -
                   Furniture and fixtures                   47,318          913       46,405               -
                                                             4,510           65        4,445               -
                                                         ---------    -----------   ---------     ----------

                                                          $ 56,060     $  1,078     $ 54,982      $        -
                                                         =========     ==========   =========     ==========

4.       OTHER ASSETS
         The details of other assets are as follows:


                                                                                      Net             Net
                                                                      Accumulated    March 31      March 31
                                                            Cost      Depreciation    2000          1999
                                                         ---------    ------------  ---------     ----------

                  Goodwill                                $241,251    $     149     $241,102      $        -
                  Deferred Charges                          14,369           63       14,306               -
                  Intellectual Property                     84,644          288       84,356               -
                                                          ---------   -----------   ---------     ----------

                                                          $340,264    $     500     $339,764      $        -
                                                          =========     ==========   =========    ==========


5.       BANK INDEBTEDNESS

         The bankers of a wholly owned subsidiary company have extended an unsecured revolving line of credit in the amount of CDN$25,000 (US$17,205) with interest at the bank's prime plus 1.50% per annum, personally guaranteed by a director.


6.       LOANS PAYABLE

         An unsecured loan of CDN$100,000 (US$68,823), in the form of a promissory note, has been advanced to a subsidiary company which was to have been repaid on April 12, 1999 with a premium of CDN$20,000 (US$13,764). The subsidiary repaid CDN$10,000 (US$6,882) on April 12, 1999 and the balance of CDN$110,000 (US$75,705) was extended to May 27, 1999 with an additional service fee of CDN$5,000 (US$3,441). The total balance of CDN$115,000 (US$79,146) bears interest at the rate of 2.50% monthly, and is due upon demand. The subsidiary company has undertaken not to encumber the assets of its wholly owned subsidiary, without the prior written consent of the note holder until such time as the promissory note has been repaid in full. On February 14, 2000, prior to its acquisition, Symphony Telecom International Inc. issued 8,500 common shares to reduce accrued interest by CDN$25,000 (US$17,205).

                       SYMPHONY TELECOM INTERNATIONAL INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                    UNAUDITED

6.       LOANS PAYABLE (CONTINUED)

         A second private unsecured loan, which resulted from a subsidiary's purchase of business and trade payables, with a balance due of CDN$58,325 (US$40,141) has no provision for interest. The loan was cancelled in exchange for 23,000 common shares of Symphony Telecom International Inc. on March 3, 2000, plus an option to buy a further 35,000 common shares at US$3.00 per share on or before December 31, 2000.

         Other advances to subsidiary companies in the total amount of US$20,075 are non-interest bearing and due upon demand.

7.       PROMISSORY NOTE

         Convertible corporate promissory note, with simple annual interest rate of 25.5%, in the amount of $18,500 as issued by Symphony Telecom Inc. Security for the promissory note is a charge over all the subsidiary company's assets. Conversion of the promissory note into the Company's common shares on the basis at half the bid price for its common stock, as reported at the close of business on the day preceeding the conversion date, is at the holder's option.

8.       DIRECTORS' ADVANCES

         Directors' advances are considered long-term as no repayment is expected within the next year. Advances are non-interest bearing with no specific terms for repayment.

9.       CAPITAL STOCK

         Authorized

         Common shares, 50,000,000 as to number with a par value of One Cent ($.01) each, amounting to Five Hundred Thousand Dollars ($500,000).

                                                            March 31 March 31

                                                             2000         1999
                                                            -----         ----
         Stated capital
                    11,180,047  Common shares              $95,522      $16,278

         On March 9, 2000 as part of its reorganization, the Company authorized a one for five revers stock split of existing issued common shares, resulting in the number being reduced from 16,278,357 to 3,255,672. On the same date, and not subject to the reverse stock split, the Company authorized issuance of 7,924,375 common shares being a one for one exchange of shares on purchase of all the issued and outstanding shares of Symphony Telecom International Inc.

         As a result of a subsidiary's agreement to purchase business assets and customer listing, an option has been authorized by the board of directors of the subsidiary company of 35, 000 common shares at US$3.00 per share which option expires December 31, 2000. This agreement has been assumed by the board of directors of the Company on its acquisition of Symphony Telecom International Inc.



                       SYMPHONY TELECOM INTERNATIONAL INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                    UNAUDITED

10.      NON-CONTROLLING INTEREST

         The  Non-controlling  Interest  represents  twenty-five  (25%) per cent minority shareholders of Canadian  Intercontinental  Communications Del
         Ecuador S.A., a company incorporated in Equador, of which the remaining seventy-five  (75%)  per  cent of the all the  issued  and  outstanding
         shares  are  held  by  Canadian  Inter-Latin   Communications  Inc.,  a
         subsidiary of Symphony Telecom International Inc.

11.      DEFICIT

         The  Company  has  been  inactive  since  June  30,  1994,   until  its
         acquisition of Symphony Telecom International Inc. on March 9, 2000. On
         June 30,  1994 the Company had an  accumulated  deficit of  $9,073,507;
         since then,  deficit  accumulated  during its development  stage totals
         $102,243.

                                                                 March 31       March 31
                                                                   2000           1999

                  Deficit accumulated:
                     during the development stage              $   102,243    $     63,393
                     other                                       9,073,507       9,073,507
                                                               -----------    ------------
                  Total Accumulated Deficit                    $ 9,173,121    $  9,136,900
                                                               ===========    ============


12.      UNCERTAINTY DUE TO THE YEAR 2000 ISSUE

         The Year 2000 Issue arises because many computerized systems use two digits rather than four to identify a year. Date-sensitive systems may recognize the year 2000 as 1900 or some other date, resulting in errors when information using 2000 dates is processed. In addition, similar problems may arise in some systems which use certain dates in 1999 to represent something other than a date.

         The effects of the Year 2000 Issue may be experienced before, on or after January 1, 2000 and , if not addressed, the impact on operations and financial reporting may range from minor errors to significant systems failure which could affect an entity's ability to conduct normal business operations. Although the Company's computerized systems are working normally, it is not possible to be certain that all aspects of the Year 2000 Issue affecting the entity, including those related to the efforts of customers, suppliers, or other third parties, has been fully resolved.

                       SYMPHONY TELECOM INTERNATIONAL INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                    UNAUDITED

13.      CONTINGENT LIABILITIES

         A wholly owned subsidiary company has sued one of its customers to collect an amount of CDN$15,000 (US$10,323) owing resulting from telephone services rendered. The customer has counter-sued for an amount of CDN$500,000 (US$344,115) claiming the subsidiary company was not entitled to invoice for telephone services as it was only an agent for the telephone carrier. It is management's position the counter claim will be set aside. As it is uncertain whether management's collection efforts will be successful, the full amount receivable has been provided for by a charge against subsidiary's income.

         A claim in the amount of CDN$34,624 (US$23,829) plus interest and costs has been made against a subsidiary company by a former consultant for non-payment of amounts due under a management contract. The subsidiary company is contesting the claim on the basis that the consultant failed and refused to perform the duties and responsibilities according to the management contract, and therefore was in breach of same. Management believes the case will be withdrawn against it without significant cost.

14.      INCOME TAXES

         The Company has accumulated net operating losses, which can be used to offset future earnings. Accordingly, no provision for income taxes is recorded in the financial statements. A deferred tax asset of approximately $3,000,000 or the future benefits of net operating losses is offset by a 100% valuation allowance, or approximately $3,000,000 due to uncertainty of the Company's ability to utilize the losses. As of March 31, 2000, the Company has net operating loss carry forwards available as follows:

               Year End              Amount                        Year Expires
               --------              -------------                 ------------
                  1999               $6,987                         2014
                  1998               $6,987                         2013
                  1997               $6,987                         2012
                  1996               $6,987                         2011
                  1995               $6,987                         2010
                  1994               $6,987                         2009
                  1993               $6,987                         2008
                  1992               $7,457,320                     2007
                  1989               $86,724                        2004
                  1988               $111,925                       2003
                  1987               $304,116                       2002
                  1986               $102,109                       2001
                  1985               $1,384,570                     2000

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with the Financial Statements and Notes thereto contained elsewhere herein. Please note that no assurance exists as to the actual future outcome of Management's plans, assumptions or estimates.

On March 9,2000 the company (Mammoth Resources Inc.), having determined that the business plan of the Company should focus on Internet and telecommunication pursuits acquired 100% of the outstanding shares of Symphony Telecom International, Inc. a Delaware corporation with telecommunications operations, primarily in Canada, and plans to expand into the United States and elsewhere. Since the primary operating business asset of the company is now Symphony Telecom International Inc, to avoid confusion and create market recognition, management also moved, in March 2000, to change the name of the company to Symphony Telecom International Inc.

The revenues and other financial results reported in the current quarter reflect the operations of the company in sales of telecommunications services and telephone systems to residential customers and small and medium sized businesses. The results are compared to the previous year quarter at which time the company had no operations. Management have also adopted a plan to migrate the business of the company into the new age telecommunications technology by focussing it's growth on Internet Protocol based systems and services. To this end the company is investing in developing the technology and resources to successfully compete in this market place. This investment has resulted in certain operating losses, however the company is expecting to achieve profitability within the next fiscal year.

PLAN OF OPERATION

The Company's plan of operation for the next twelve-month period is to focus upon the development of it's direct sales force. The company has been hiring experienced telecommunications and internet sales people and is planning to build it's direct sales force to more than 30 within the next quarter.
Engineering and support staff to support this growth are also being hired and trained. The company is also investing in expanding its back- office support systems and software to ensure that it will continue to provide it's customers with superior service.

The network services plans for the company include the provision of a variety of IP based services, both voice and data, which require that the company deploy strategic network IP services nodes. Management is currently pursuing the availability of vendor financing with major telecommunications equipment vendors. There is no assurance that the company will be able to obtain such financing.

FORWARD STATEMENTS

Certain statements herein constitute forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, In some cases, you can identify forward-looking statements by terminology such as "may,"
"will," "should," "could," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue" or the negative of such terms or other comparable terminology. Although expectations reflected in the forward-looking statements are believed to be reasonable, there is no guarantee of future results, levels of activity, performance, or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of such statements. The Company does not undertake to update any of the forward-looking statements herein.

                           PART II - OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K.

           (a)       Exhibits Index  -  Form 10-QSB:

            3  (i)   Articles of Incorporation (*)

               (ii)  Bylaws (*)

(*) Incorporated by reference to the Issuer Commission File, Form S-18 filing with the Commission, as amended, including the attached amendment to the Articles of Incorporation recently effected.

(b)     Reports on Form 8-K.

No reports were filed on Form 8-K for the period covered by this Report except for a Report for March 9, 2000, which disclosed a stock for stock exchange transaction between the Company and Symphony Telecom International, Inc., a Canadian telecommunications concern, and the Company subsequently changed its name to Symphony Telecom International, Inc., from Mammoth Resources, Inc.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYMPHONY TELECOM INTERNATIONAL, INC.

/s/  Gilles Trahan, C.E.O.
--------------------------
(principal executive and financial officer)

Date:   May 15, 2000