Form 10QSB/A
period 2000-06-06
SYMPHONY TELECOM INC
filed 2000-06-07
CIK 701304

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB/A

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

9.       CAPITAL STOCK


9.       CAPITAL STOCK

         Authorized

         Common shares, 50,000,000 as to number with a par value of One Cent ($.01) each, amounting to Five Hundred Thousand Dollars ($500,000).

                                                      March 31     March 31
                                                      2000         1999
                                                      ----         ----
          Stated capital

           14,380,059  Common shares                  $95,522      $16,278
                                                      -------      -------


         On March 9, 2000 as part of its reorganization, the Company authorized a one for five reverse stock split of existing issued common shares, resulting in the number being reduced from 16,278,357 to 3,255,684. On the same date, and not subject to the reverse stock split, the Company authorized issuance of 7,924,375 common shares in restricted form being a one for one exchange of shares on purchase of all the issued and outstanding shares of Symphony Telecom International Inc. Further, two directors were issued an additional 1,000,000 common each, and 1,200,000 common shares were issued to consultants for services rendered in connection with the reorganization.

         As a result of a subsidiary's agreement to purchase business assets and customer listing, an option has been authorized by the board of directors of the subsidiary company of 35,000 common shares at US$3.00 per share which option expires December 31, 2000. This agreement has been assumed by the board of directors of the Company on acquisition of Symphony Telecom International Inc.



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

                                        SYMPHONY TELECOM INTERNATIONAL INC.

                                    PRO FORMA CONSOLIDATED FINANCIAL STATEMENTS

                                                  MARCH 31, 2000

                       SYMPHONY TELECOM INTERNATIONAL INC.

                                 MARCH 31, 2000

                                    CONTENTS

                                                                            Page

PRO FORMA CONSOLIDATED FINANCIAL STATEMENTS

Balance Sheet                                                                  1

Statements of Operations                                                       2

Notes to Financial Statements                                                3-8

                       SYMPHONY TELECOM INTERNATIONAL INC.

                      PRO FORMA CONSOLIDATED BALANCE SHEETS
                              AS AT MARCH 31, 2000

                               AND MARCH 31, 1999


                                     ASSETS

                                                      (Note 2)       (Note 2)
                                                      March 31       March 31
                                                       2000           1999
                                                       ----           ----
CURRENT

Accounts receivable                                  $   119,950    $    82,375
Deposits                                                   7,092          8,951
Inventory (Note 2(b))                                     41,196         41,733
                                                     -----------    -----------

                                                         168,238        133,059

CAPITAL ASSETS (Note 3)                                   54,982         66,530
OTHER ASSETS (Note 4)                                    150,100        378,051
                                                     -----------    -----------

                                                     $   373,320    $   577,640

                                   LIABILITIES

CURRENT

Bank indebtedness (Note 5)                           $    46,090    $    34,066
Loans payable (Note 6)                                    99,221         88,540
Accounts payable and accrued liabilities                 307,699        244,369
Income taxes payable                                       1,093           --
                                                     -----------    -----------

                                                         453,010        368,068

PROMISSORY NOTE (Note7)                                   18,500         18,500
DIRECTORS' ADVANCES (Note 8)                             111,586        124,337

                                                         583,096        510,905

SHAREHOLDERS' EQUITY

CAPITAL STOCK (Note 9)                                    14,380         14,380
PAID-IN-CAPITAL (Note 9)                               9,157,406      9,157,406
NON-CONTROLLING INTEREST (Note 10)                           258            258
TREASURY STOCK, 43,500                                   (19,035)       (19,035)
(DEFICIT) (Note 11)                                   (9,362,785)    (9,086,274)
                                                     -----------    -----------
                                                        (209,776)        66,735

                                                     $   373,320    $   577,640
                                                     ===========    ===========

APPROVED ON BEHALF OF THE BOARD:

 ___________________________ Director       ___________________________ Director

                       SYMPHONY TELECOM INTERNATIONAL INC.


                 PRO FORMA CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE NINE MONTHS PERIOD ENDED MARCH 31, 2000
               AND FOR THE NINE MONTHS PERIOD ENDED MARCH 31, 1999


                                                     (Note 2)        (Note 2)
                                                     March 31        March 31
                                                       2000              1999
                                                       ----              ----

SALES                                              $   394,044      $   513,171

COST OF SALES                                          264,295          316,149
                                                   -----------      -----------

GROSS PROFIT                                           129,749          197,022

EXPENSES
Interest, long-term                                     65,655            3,898
Wages and benefits                                      64,038           73,575
Professional fees                                       41,697           15,360
Consulting fees                                         27,515           26,400
General and administrative                              25,081           14,076
Automobile                                              24,854           29,261
Rent                                                    23,022           23,415
Travel                                                  20,983           13,684
Amortization and depreciation                           18,941            3,221
Bad debt (recovered)                                    13,744           (1,241)
Telephone                                               11,872           18,830
Promotion, advertising and marketing                    11,707            1,883
Delivery                                                 7,361           11,006
Insurance                                                3,531            2,858
Conventions                                              2,856               47
Bank charges and interest                                2,589            3,041
Foreign exchange loss                                    1,975            1,072
Repairs and maintenance                                  1,031               96
                                                   -----------      -----------
Equipment rental
                                                       368,452          250,482

INCOME (LOSS)                                         (238,703)         (53,460)
Gain (loss) on sale of shares                             --             98,846
                                                   -----------      -----------


NET (LOSS) INCOME                                     (238,703)          45,386
DEFICIT, beginning of period                        (9,124,082)      (9,131,660)
                                                   -----------      -----------

(DEFICIT), end of period                           $(9,362,785)     $(9,086,274)
                                                   ===========      ===========

                       SYMPHONY TELECOM INTERNATIONAL INC.

              NOTES TO PRO FORMA CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE NINE MONTHS PERIOD ENDED MARCH 31, 2000
                 AND THE NINE MONTHS PERIOD ENDED MARCH 31, 1999



1.       ORGANIZATION

         The Company was incorporated under the laws of the State of Utah on January 15, 1982. Pursuant to an Agreement and Plan of Reorganization dated March 9, 2000, the Company acquired all the issued and outstanding shares of Symphony Telecom International Inc., a company incorporated under the laws of the State of Delaware, on a share for share exchange, see Note 9 below. By a resolution of the Board of Directors of March 23, 2000, the Company's name was changed from Mammoth Resources Inc. to Symphony Telecom International Inc. to reflect its change in business.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(a)      Principles of pro forma consolidation
         The accompanying pro forma consolidated financial statements include the accounts of its wholly owned subsidiary company Symphony Telecom International Inc., a company incorporated in the State of Delaware, and its subsidiary companies:

                    Symphony Telecom Inc.
                    Communication Solutions Group Ltd.
                    Canadian Inter-Latin Communications Inc.
                    Canadian Intercontinental Communications Del Ecuador S.A.

         All intercompany balances and transactions have been eliminated on consolidation.

         These pro forma financial statements have been prepared by management to show the effect of of consolidating operations as if the Company had control during the nine month periods ended March 31, 1999 and 2000.

(b) Change in Control and Acquisition of Symphony Telecom International, Inc., a corporation incorporated in the state of Delaware.

         The Company acquired all the issued and outstanding shares of Symphony Telecom International Inc. as a reverse acquisition on March 9, 2000 on which date management has valued the company and its subsidiary companies as $218,040, comprising:

                    All issued and outstanding shares           $   458,876
                    Less: incorporation expenses                  (     546)
                             pre-acquisition deficit              ( 240,290)
                                                                -----------
                    Net Value                                   $   218,040
                                                                -----------

         The purchase price was satisfied by issuing 7,924,375 common shares from treasury on a one for one exchange. This provided a premium on purchase of $138,796.

         However, in consolidating operations prior to purchase date of March 9, 2000, pre-acquisition retained earnings/deficits have been adjusted back to July 1, 1998, at which time value is calculated as:

                    All issued and outstanding shares           $   197,354
                    Less: pre-acquisition deficit                (   50,626)
                                                                -----------
                    Net Value                                   $   146,728
                                                                -----------

         The difference in value, being substantially issue of shares from treasury since July 1998, has been reflected in the pro forma balance sheet by reducing goodwill in amount of $260,976 ($458,876 less$197,354 = $261,522 less incorporation expenses $546 = $260,976).

                       SYMPHONY TELECOM INTERNATIONAL INC.

              NOTES TO PRO FORMA CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE NINE MONTHS PERIOD ENDED MARCH 31, 2000
                 AND THE NINE MONTHS PERIOD ENDED MARCH 31, 1999


(c)      Subsidiary Company's Acquisition

         On February 28, 1999, Symphony Telecom Inc., a company incorporated in the province of Ontario, Canada acquired all the issued and outstanding shares of Communication Solutions Group Ltd. On that date, the value of the company was calculated as follows:

                    All issued and outstanding shares           $         1
                    Less: pre-acquisition deficit                 (   1,028)
                                                                -----------
                    Net Value                                   $(    1,027)
                                                                -----------

         The purchase price was $296,090 (Cdn$440,000 less closing adjustments of Cdn$6,047) which provided goodwill on consolidation of $297,108.

(d)      Inventories

         Inventory,  comprising  purchased  parts and systems,  is valued at the
         lower  of  cost  and  net   realizable   value.   Cost  is   determined
         substantially on a first-in, first-out basis.

(e)      Capital Assets

         Capital assets are recorded at cost. Depreciation is provided annually at rates calculated to write-off the assets over their estimated useful lives as follows:

                  Computer                  - 30% diminishing balance
                  Telephone Equipment       - 25% diminishing balance
                  Furniture                 - 20% diminishing balance

(f)      Other Assets

         Other assets are recorded at cost. Amortization is provided annually at rates calculated to write-off the assets over their estimated useful lives as follows:

                  Goodwill                  - 5% diminishing balance
                  Intellectual Property     - 5% diminishing balance
                  Deferred Charges          - 5% diminishing balance

(g)      Foreign Currencies

         Assets and liabilities in foreign currencies have been translated into US dollars at rates effective at each year end. Revenues and expenses have been translated into US dollars based generally on rates prevailing during each year. Gains and losses resulting from translation of foreign currencies to Canadian dollars are credited or charged to income on a current basis.



                       SYMPHONY TELECOM INTERNATIONAL INC.

              NOTES TO PRO FORMA CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE NINE MONTHS PERIOD ENDED MARCH 31, 2000
                 AND THE NINE MONTHS PERIOD ENDED MARCH 31, 1999


3.       CAPITAL ASSETS

         The details of capital assets are as follows:                              Net               Net
                                                              Accumulated          March 31          March 31
                                               Cost           Depreciation          2000              1999
                                               ----           ------------          ----              ----

                    Computer                 $12,928          $  8,796            $  4,132          $ 5,224
                    Telephone equipment       70,363            23,958              46,405           56,183
                    Furniture and fixtures    11,406             6,961               4,445            5,123
                                             -------          --------            --------          -------


                                             $94,697          $ 39,715            $ 54,982          $66,530
                                             =======          ========            ========          =======


4.       OTHER ASSETS

         The details of other assets are as follows:

                                                                                   Net             Net
                                                             Accumulated         March 31         March 31
                                               Cost          Amortization          2000            1999
                                               ------        ------------          ----            ----

                     Goodwill               $  56,722         $   5,284         $  51,438        $ 272,969
                     Deferred Charges          15,059               753            14,306           19,045
                     Intellectual Property    103,234            18,878            84,356           86,037
                                            ---------         ---------         ---------        ---------
                                            $ 175,015          $ 24,915         $ 150,100        $ 378,051
                                            =========          ========         =========        =========


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

                       SYMPHONY TELECOM INTERNATIONAL INC.

              NOTES TO PRO FORMA CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE NINE MONTHS PERIOD ENDED MARCH 31, 2000
                 AND THE NINE MONTHS PERIOD ENDED MARCH 31, 1999




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

9.       CAPITAL STOCK

         Authorized

         Common shares, 50,000,000 as to number with a par value of one tenth of One Cent ($.001) each, amounting to Fifty Thousand Dollars ($50,000).

                                                      March 31         March 31
                                                        2000            1999
                                                        ----            ----
                    Stated capital
                     14,380,059  Common shares       $    14,380     $    14,380
                                                     -----------     -----------

                    Paid-in Capital                  $ 9,157,406     $ 9,157,406
                                                     -----------     -----------


         On March 9, 2000 as part of its corporate reorganization, the Company authorized a one for five reverse stock split of existing issued common shares, resulting in the number being reduced from 16,278,357 to 3,255,684. On the same date, and not subject to the reverse stock split, the Company authorized issuance of 7,924,375 common shares in restricted form being a one for one exchange of shares on purchase of all the issued and outstanding shares of Symphony Telecom International Inc. Further, two directors were issued an additional 1,000,000 common each and 1,200,000 shares were issued to consultants for services rendered with the reorganization. These transactions are being shown in these pro forma financial statements as if the reorganization took place July 1, 1998.

         Prior to the corporate reorganization, Paid-in Capital was $9,076,264. The 5-for-one reverse stock split reduced capital stock by $13,023 on March 9, 2000, which was transferred to Paid-in Capital. The issuance of 11,124,375 common shares were recorded at par of $.001 per share or $11,124, increasing Paid-in Capital to $9,157,406.

                       SYMPHONY TELECOM INTERNATIONAL INC.

              NOTES TO PRO FORMA CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE NINE MONTHS PERIOD ENDED MARCH 31, 2000
                 AND THE NINE MONTHS PERIOD ENDED MARCH 31, 1999




         As a result of a subsidiary's agreement to purchase business assets and customer listing, an option has been authorized by the board of directors of the subsidiary company of 35, 000 common shares at US$3.00 per share which option expires December 31, 2000. This agreement has been assumed by the board of directors of the Company on its acquisition of Symphony Telecom International Inc.

10.      NON-CONTROLLING INTEREST

         The Non-controlling Interest represents twenty-five (25%) per cent minority shareholders of Canadian Intercontinental Communicationds Del Ecuador S.A., a company incorporated in Equador, of which the remaining seventy-five (75%) per cent of the all the issued and outstanding shares are held by Canadian Inter-Latin Communications Inc., a subsidiary of Symphony Telecom International Inc.

11.       DEFICIT

         The Company has been inactive since June 30, 1994, until its acquisition of Symphony Telecom International Inc. on March 9, 2000. On June 30, 1994 the Company had an accumulated deficit of $9,073,507; since then, deficit accumulated during its development stage totals $102,243.

                                                          March 31     March 31
                                                            2000         1999
                                                            ----         ----
                Deficit accumulated:
                during the development stage            $  102,243   $   63,393
                other                                    9,073,507    9,073,507
                Consolidation of subsidiary companies      187,035   (   50,626)
                                                        ----------   ----------
                Total Accumulated Deficit               $9,362,785   $9,086,274
                                                        ----------   ----------


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

                                                                              7.

                       SYMPHONY TELECOM INTERNATIONAL INC.

              NOTES TO PRO FORMA CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE NINE MONTHS PERIOD ENDED MARCH 31, 2000
                 AND THE NINE MONTHS PERIOD ENDED MARCH 31, 1999




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

         A claim in the amount of CDN$34,624 plus interest and costs has been made against a subsidiary company by a former consultant for non-payment of amounts due under a management contract. The subsidiary company is contesting the claim on the basis that the consultant failed and refused to perform the duties and responsibilities according to the management contract, and therefore was in breach of same. Management believes the case will be withdrawn against it without significant cost.

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

                 Year End                   Amount                  Year Expires
                 --------                   ------                  ------------
                  1999                      $6,987                   2014
                  1998                      $6,987                   2013
                  1997                      $6,987                   2012
                  1996                      $6,987                   2011
                  1995                      $6,987                   2010
                  1994                      $6,987                   2009
                  1993                      $6,987                   2008
                  1992                  $7,457,320                   2007
                  1989                     $86,724                   2004
                  1988                    $111,925                   2003
                  1987                    $304,116                   2002
                  1986                    $102,109                   2001
                  1985                  $1,384,570                   2000

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

            99.1      Articles of Amendment(**)

(*) Incorporated by reference to the Issuer Commission File, Form S-18 filing with the Commission, as amended, including the attached amendment to the Articles of Incorporation recently effected.

(**)  Filed herewith.

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