Form 10QSB/A
period 2000-03-31
SYMPHONY TELECOM INTERNATIONAL INC
filed 2000-09-29
CIK 701304

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A

                                SECOND AMENDMENT
                                ----------------

(Mark One)

    X     QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d)
  ----      OF THE SECURITIES EXCHANGE ACT OF 1934

          For the Quarterly Period Ended March 31, 2000.

  ----    TRANSITION REPORT PURSUANT SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from______to______.

                         Commission File Number 0-85601

                      SYMPHONY TELECOM INTERNATIONAL, INC.
                     --------------------------------------
        (Exact name of small business issuer as specified in its charter)

                      UTAH                                    87-0378892
         -------------------------------                     -----------
         (State or other jurisdiction of                   (I.R.S. Employer
         incorporation or organization)                    Identification No.)

  347 Bay Street, Suite 502, Toronto, Canada                     M5H 2R7
--------------------------------------------                     -------
  (address of principal executive offices)                      (zip code)

Issuer's telephone number:           (416) 366-5221
                                    ---------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No__.

The number of shares of Common Stock  outstanding  as at September 14, 2000 was:
16,260,409.

Transitional Small Business Disclosure Format (check one):  Yes    No  X .
                                                               ---    ---

                         PART I - FINANCIAL INFORMATION

FORWARD STATEMENTS

Certain statements herein constitute forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, In some cases, you can identify forward-looking statements by terminology such as "may,"
"will," "should," "could," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue" or the negative of such terms or other comparable terminology. Although expectations reflected in the forward-looking statements are believed to be reasonable, there is no guarantee of future results, levels of activity, performance, or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of such statements. We do not undertake to update any of the forward-looking statements herein.

 Item 1. Financial Statements.

The financial statements are included herein.

                      SYMPHONY TELECOM INTERNATIONAL, INC.
                       (formerly Mammoth Resources, Inc.)
                              FINANCIAL STATEMENTS
                             MARCH 31, 2000 and 1999
                                   (Unaudited)

                              Financial Statements
                      SYMPHONY TELECOM INTERNATIONAL, INC.
                       (formerly Mammoth Resources, Inc.)
                             March 31, 2000 and 1999
                                   (Unaudited)

                                    CONTENTS

                                                                            Page

FINANCIAL STATEMENTS
    Consolidated Balance Sheets                                               1
    Consolidated Statements of Operations and Other Comprehensive (Loss)      2
    Consolidated Statements of Cash Flows                                     3
    Notes to Financial Statements                                           4-8

                      SYMPHONY TELECOM INTERNATIONAL, INC.
                       (formerly Mammoth Resources, Inc.)
                           Consolidated Balance Sheets
                                 March 31, 2000
                                   (Unaudited)
                                                                 2000
                                                               ---------
ASSETS

CURRENT ASSETS
    Accounts receivable, net of allowance for doubtful
        accounts of $39,106 and $27,514                        $ 120,232
    Inventory of telephone systems parts                          41,195
    Prepaid expenses                                               7,110
                                                               ---------
        TOTAL CURRENT ASSETS                                     168,537
                                                               ---------
PROPERTY AND EQUIPMENT
    Computer equipment and office furniture                       19,025
    Computer software                                            103,491
    Telephone equipment                                           70,538
                                                               ---------
                                                                 193,054
    Less: accumulated depreciation                              (112,963)
                                                               ---------
        TOTAL PROPERTY AND EQUIPMENT                              80,091
                                                               ---------
OTHER ASSETS
    Goodwill, net                                                273,781
    Deferred charges, net                                         12,078
                                                               ---------
        TOTAL OTHER ASSETS                                       285,859
                                                               ---------
           TOTAL ASSETS                                        $ 534,487
                                                               =========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable                                           $ 160,980
    Bank overdraft                                                46,065
    Accrued liabilities                                           63,013
    Notes payable                                                 84,907
    Income taxes payable                                            --
    Promissory note                                               18,500
                                                               ---------
        TOTAL CURRENT LIABILITIES                                373,465
                                                               ---------
OTHER LIABILITIES
    Notes payable to related parties                             100,354
                                                               ---------
        TOTAL OTHER LIABILITIES                                  100,354
                                                               ---------
        TOTAL CURRENT AND OTHER LIABILITIES                      473,819
                                                               ---------
MINORITY INTEREST                                                 (2,313)
                                                               ---------
STOCKHOLDERS' EQUITY
    Common stock; $0.001 par value, 50,000,000 shares
        authorized; 14,380,059 shares issued and outstanding      14,380
    Additional paid-in capital                                   549,127
    Contributed capital                                           31,474
    Accumulated deficit                                         (529,098)
    Accumulated other comprehensive income (loss)
        Cummulative translation adjustments                       (2,902)
                                                               ---------
        TOTAL STOCKHOLDERS' EQUITY                                62,981
                                                               ---------
           TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $ 534,487
                                                               =========


The accompanying notes are an integral part of these financial statement



                      SYMPHONY TELECOM INTERNATIONAL, INC.
                       (formerly Mammoth Resources, Inc.)
      Consolidated Statements of Operations and Other Comprehensive (Loss)
           For the Nine and Three Months Ended March 31, 2000 and 1999
                                   (Unaudited)

                                                            Nine months     Nine months    Three months    Three months
                                                               ended           ended           ended           ended
                                                             March 31,       March 31,       March 31,       March 31,
                                                                2000            1999            2000            1999
                                                           ------------    ------------    ------------    ------------
Revenues                                                   $    391,591    $     97,625    $     98,330    $     80,013

Cost of Sales                                                   261,618          45,216          68,282          35,702
                                                           ------------    ------------    ------------    ------------
Gross Profit                                                    129,973          52,409          30,048          44,311
                                                           ------------    ------------    ------------    ------------
Operating Expenses
    Selling                                                      13,215           1,342           2,632           1,496
    General and administrative expenses                         237,999          81,881          79,613          60,303
    Depreciation and amortization                                83,655          26,831          10,638          10,060
                                                           ------------    ------------    ------------    ------------
    Total operating expenses                                    334,869         110,054          92,883          71,859
                                                           ------------    ------------    ------------    ------------

(Loss) from operations                                         (204,896)        (57,645)        (62,835)        (27,548)

Other (expense)
    Bad debts                                                   (13,603)            (12)         (2,716)         (1,951)
    Interest                                                    (40,723)         (5,180)        (20,966)         (1,146)
                                                           ------------    ------------    ------------    ------------
Net (Loss) before Income Taxes and Minority Interest           (259,222)        (62,837)        (86,517)        (24,451)
Recovery of income taxes                                          1,104            --              --              --
Minority interest in earnings of consolidated subsidiary          1,455            --               421            --
                                                           ------------    ------------    ------------    ------------
Net (Loss)                                                     (256,663)        (62,837)        (86,096)        (24,451)

Other comprehensive (loss)
    Foreign currency translation adjustments                     (3,606)         (2,086)           --              --
                                                           ------------    ------------    ------------    ------------
Comprehensive (Loss)                                           (260,269)        (64,923)   $    (86,096)   $    (24,451)
                                                           ============    ============    ============    ============
(Loss) per share of common stock outstanding
    Basic                                                  $      (0.02)   $      (0.01)   $      (0.01)   $       0.00
                                                           ============    ============    ============    ============
    Fully diluted                                          $      (0.02)   $      (0.01)   $      (0.01)   $       0.00
                                                           ============    ============    ============    ============
Weighted average number of shares outstanding
    Basic                                                    14,380,059       7,356,875      14,380,059       7,356,875
                                                           ============    ============    ============    ============
    Fully diluted                                            14,415,059       7,356,875      14,415,059       7,356,875
                                                           ============    ============    ============    ============


The accompanying notes are an integral part of these financial statements



                      SYMPHONY TELECOM INTERNATIONAL, INC.
                       (formerly Mammoth Resources, Inc.)
                      Consolidated Statements of Cash Flows
                    Nine Months Ended March 31, 2000 and 1999
                                   (Unaudited)

                                                                       2000         1999
                                                                     ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss)                                                           $(256,663)   $ (62,837)
Adjustments to reconcile net (loss) to net cash used
    by operating activities:
    Depreciation and amortization expense                               83,655       26,831
    Changes in assets and liabilities:
        (Increase) in accounts receivable                              (51,659)     (69,280)
        Decrease in prepaid expenses                                     3,147        6,690
        Decrease (Increase) in inventories                              11,963      (41,022)
        (Decrease) Increase in accounts payable and bank overdraft     (23,990)     131,352
        Increase in accrued liabilities                                 12,074       44,349
        (Decrease) Increase in income taxes payable                     (1,108)       1,074
                                                                     ---------    ---------

           NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES           (222,581)      37,157
                                                                     ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES
    (Acquisition) of property and equipment                             (1,794)     (52,769)
    (Additions) to other intangible assets                              (3,486)    (350,945)
                                                                     ---------    ---------

           NET CASH (USED) BY INVESTING ACTIVITIES                      (5,280)    (403,714)
                                                                     ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES
    (Repayment of) proceeds from directors' advances                    (8,822)      (6,287)
    Proceeds from common stock                                         255,770      281,139
    Minority interest                                                   (1,482)         254
    (Redemption of) preferred stock                                       --        (13,625)
    (Repayment of) proceeds from notes payables                        (16,164)     108,424
                                                                     ---------    ---------

           NET CASH PROVIDED BY FINANCING ACTIVITIES                   229,302      369,905
                                                                     ---------    ---------

EFFECT OF FOREIGN CURRENCY TRANSACTIONS ON CASH                         (1,441)      (3,348)
                                                                     ---------    ---------

INCREASE IN CASH                                                          --           --

CASH AND CASH EQUIVALENTS, beginning of period                            --           --
                                                                     ---------    ---------

CASH AND CASH EQUIVALENTS, end of period                             $    --      $    --
                                                                     =========    =========

SUPPLEMENTAL DISCLOSURES
Interest paid                                                        $ (40,723)   $  (5,180)
Income taxes paid                                                    $    --      $    --


The accompanying notes are an integral part of these financial statements

SYMPHONY TELECOM INTERNATIONAL, INC.
AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS



1.  BASIS OF PRESENTATION


Symphony Telecom International, Inc. ("Company") was incorporated on January 15, 1982 as Mammoth Resources, Inc. under the laws of the State of Utah. The Company changed its name to Symphony Telecom International, Inc. by a resolution of the Board of Directors on March 23, 2000.

Pursuant to an Agreement and Plan of Reorganization dated March 9, 2000, the Company acquired all the issued and outstanding shares of Symphony Telecom International, Inc., a company incorporated under the laws of the State of Delaware, in a non-cash transaction.

As part of its reorganization, the Company authorized a one for five reverse stock split of existing issued common shares, resulting in the number being reduced from 16,278,357 to 3,255,684. On the same date, and not subject to the reverse stock split, the Company authorized issuance of 7,924,375 common shares in restricted form being a one for one exchange of shares for all the issued and outstanding shares of Symphony Telecom International, Inc. Further, two directors were issued an additional 1,000,000 common each and 1,200,000 shares were issued to consultants for services rendered with the transaction.

As a result of a subsidiary's agreement to purchase business assets and customer listing, an option has been authorized by the board of directors of the subsidiary company for 35,000 common shares at $3.00 per share, expiring December 31, 2000. This agreement has been assumed by the Board of Directors of the Company on its acquisition of Symphony Telecom International, Inc.

A change in control of the Company and the simultaneous March 9, 2000 acquisition of Symphony Telecom, Inc. (Delaware) has been accounted for on the basis of a reverse acquisition, whereby combining financial statements gives effect to the acquired company continuing to report as if it was the acquirer. The financial statements as presented reflect the results of the combined entities.

The Company had minimal revenues from reselling long distance services, and on February 28, 1999 acquired all the issued and outstanding shares of a corporation based in southern Ontario, Canada, providing voice management services to small businesses. The Company's management plans to continue its growth through acquisition of other telephone service related businesses, which meet its overall objectives.

Symphony Telecom International, Inc. (the acquired company) was incorporated under the laws of the State of Delaware on December 4, 1998, to acquire Symphony Telecom Inc., an affiliated company engaged in providing telephone services principally in southern Ontario, Canada. Symphony Telecom Inc. was formed May 27, 1996 under the Business Corporations Act of Ontario, Canada for the purpose of providing a broad range of telecommunication services including voice and data transmission, internet services, and other related services for North American and international markets. Pursuant to an Agreement and Plan of Reorganization dated March 29, 1999, Symphony Telecom International, Inc.
acquired all of the common shares of Symphony Telecom Inc. in a non-cash transaction on the basis of one Symphony Telecom International, Inc. share for each Symphony Telecom Inc. share. A total of 7,351,875 shares were issued to effect the acquisition. These shares were restricted for purposes of resale. Over a period of twelve months, the right to sell the shares accrued on a straight-line basis.

On February 28, 1999 Symphony Telecom Inc. acquired all of the common shares of Communication Solutions Group Ltd., a company incorporated in Ontario, Canada, which provides voice communication systems for small business in southern Ontario.

The acquisition has been accounted for on the basis of the purchase method. The financial statements as presented reflect the results of the combined entities, with results of operations of Communication Solutions Group Ltd. being combined from the date of purchase.

SYMPHONY TELECOM INTERNATIONAL, INC.
AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS


The purchase price of all the common shares of $291,817 was satisfied by payment of cash $92,851, issuing 95,000 common shares of Symphony Telecom Inc. for a stated amount of $99,483 ($1.05 per share) and transferring 200,000 common shares of Canadian Inter-Latin Communications Inc. for a total amount of $99,483 ($.50 per share). Subsequently, in March 1999 the 200,000 common shares of Canadian Inter-Latin Communications Inc. were exchanged for 45,000 common shares of Symphony Telecom International Inc.

The purchase price of $291,817 was allocated as follows:

         Fair market value of net assets                   $       676
         Goodwill                                          $   291,141

Goodwill is being amortized on the straight-line basis with an estimated life of 5 years. Amortization reported in the three months period ended March 31, 2000 is $14,557, and March 31, 1999 is $4,852.

Included in the combined financial statements are the following amounts attributed to Symphony Telecom Inc. and its subsidiary, Communication Solutions Group Ltd.:

                For the nine For the nine For the three For the three months ended months ended months ended months ended

                  March 31,      March 31,       March 31,        March 31,
                    2000           1999            2000             1999
                    ----           ----            ----             ----

  Revenues         $391,591        $97,625       $  98,330        $  80,013
  Net Loss         $256,662        $62,837       $  93,183        $  30,645

The Company will retain June 30 year-end for all future periods.

In the opinion of management, the accompanying interim financial statements, prepared in accordance with the instructions for Form 10-QSB, are unaudited and contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the fiscal year ending June 30, 2000.

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2.  GOING CONCERN AND MANAGEMENT PLANS

The Company has minimal capital resources presently available to meet obligations, which normally can be expected to be incurred by similar companies, has recurring operating losses, a working capital deficiency, and negative cash flows from operating activities. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company will have to pursue other sources of capital, such as additional equity financing or debt financing. There is no assurance that the Company will be able to obtain such financing; however, subsequent to March 31, 2000, the Company conducted a private placement of its stock and raised substantial sums. The financial statements, herein, do not include any adjustments that might result from the outcome of this going concern uncertainty. Management's plans over the next twelve-month period are to further develop its telecommunications pursuits in North America, mainly through acquisitions that require substantial funding, a significant amount of which is currently being arranged. There is no assurance the Company will be able to obtain such financing.

SYMPHONY TELECOM INTERNATIONAL, INC.
AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS


3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States. Outlined below are those policies considered particularly significant for the Company.

CASH AND CASH EQUIVALENTS For purposes of the statement of cash flows, cash and cash equivalents consist of money market funds and demand deposits in banks, purchased with a maturity of three months or less. The Company has no such items at March 31, 2000 and March 31, 1999.

INVENTORY Inventory is valued at the lower of cost or market using the first-in, first out method.

INCOME TAXES The Company filed separate corporate federal income tax returns through December 31, 1998. Due to changes in control occurring in 1999, the Company has no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods.

The Company uses the asset and liability method of accounting for income taxes. At December 31, 1999 and 1998, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily non-deductible accrued compensation amounts payable to an officer.

USE OF ESTIMATES The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

NET LOSS PER COMMON SHARE Basic per share information is computed by dividing income available to common stockholders by weighted average number of common shares outstanding. There were no warrants and 35,000 common share options outstanding at March 31, 2000, and no warrants or options were outstanding at March 31, 1999.

FAIR VALUE OF FINANCIAL INSTRUMENTS The Company estimates that the fair value of all financial instruments at March 31, 2000 does not differ materially from the aggregate carrying values of its financial instruments recorded in the balance sheet. The estimated fair value of amounts of receivables, accounts payable and accrued liabilities approximate fair value due to their short-term nature. Considerable judgement is necessarily required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

PROPERTY AND EQUIPMENT Computer equipment, office furniture, computer software and telephone equipment are stated at cost. Expenditures for normal maintenance and repairs are charged to expense as incurred. Depreciation is computed using reducing balance method based upon the estimated useful lives of the related assets. Depreciation expense was $10,057 for the three-month period ended March 31, 2000 and $6,065 for the three-month period ended March 31, 1999.

                                Estimated                Rate and
       Asset Class                Lives                   Method
       -----------              ---------                --------
       Computer Equipment         9 years      30%per annum on reducing balance
       Office Furniture          11 years      20%per annum on reducing balance
       Computer Software          5 years      20%per annum on straight-line
       Telephone Equipment        9 years      25%per annum on reducing balance

SYMPHONY TELECOM INTERNATIONAL, INC.
AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS


The details of property and equipment are as follows:

                                                             Net          Net
                                          Accumulated     March 31,    March 31,
                              Cost       Depreciation       2000         1999
                          -----------    ------------       ----         ----
   Computer Equipment     $    12,961    $      8,818    $    4,143   $    5,685
   Office Furniture             6,064           1,762         4,302        5,122
   Computer Software          103,491          77,618        25,873       44,740
   Telephone Equipment         70,538          24,765        45,773       57,514
                          -----------    ------------    ----------   ----------
                          $   193,054    $    112,963    $   80,091   $  113,061
                          ===========    ============    ==========   ==========

PRINCIPLES OF CONSOLIDATION The financial statements include the acounts of Symphony Telecom International, Inc. a Utah corporation and its subsidiaries, Symphony Telecom International Inc., a Delaware corporation, and its subsidiaries Symphony Telecom Inc. and a subsidiary of Symphony Telecom Inc., Communication Solutions Group Ltd., and Canadian Inter-Latin Communications Inc., and a subsidiary of Canadian Inter-Latin Communications Inc., Canadian Inter-Continental of Ecuador SA All subsidiaries of Symphony Telecom International, Inc. (Delaware) are Canadian corporations except the latter incorporated in Ecuador (collectively, the "Subsidiaries"). All significant inter-company transactions and balances have been eliminated in consolidation. The consolidated group is referred to collectively and individually as the "Company".

MINORITY INTEREST The amount for minority interest represents 25% interest in subsidiary, Canadian Inter-Continental Communications of Ecuador SA, a company incorporated under the laws of Ecuador on November 23, 1998. The minority interest in net loss of subsidiary has been credited to income and charged to minority interest.

RECLASSIFICATIONS Certain amounts in the accompanying financial statements have been reclassified to better reflect the Company's operations, in the opinion of management. These reclassifications have been reflected in all amounts shown in the accompanying financial statements.

NEW ACCOUNTING STANDARDS Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS" No. 130) issued by the FASB is effective for financial statements with fiscal years beginning after December 15, 1997. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The Company adopted SFAS No. 130 as of June 30, 1997.

Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131") issued by the FASB is effective for financial statements with fiscal years beginning after December 15, 1977. SFAS No. 131 requires that public companies report certain information about operating segments, products, services and geographical areas in which they operate and their major customers. The Company has adopted SFAS No. 131 since incorporation and it had no effect on its financial position or results of operations.

Symphony Telecom International Inc

Statement of Position 98-5, "Reporting on the Costs of Start-up Activities," ("SOP 98-5") issued by the American Institute of Certified Public Accountants is effective for financial statements beginning after December 15, 1998. SOP 98-5 requires that the costs of start-up activities, including organization costs, be expensed as incurred. Start-up activities are defined broadly as those one-time activities related to opening a new facility, introducing a new product or service, conducting business in a new territory, conducting business with a new class of customers (excluding ongoing customer acquisition costs, such as policy acquisition costs and loan origination costs) or beneficiary, initiating a new process in an existing facility, or commencing some new operation.

4. SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION

The Company is Canadian based, and as such carries out its operations in Canada. The subsidiary company in Ecuador has remained inactive since inception. However, the Company includes as part of its targets the U.S. small business consumer market.

SYMPHONY TELECOM INTERNATIONAL, INC.
AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS


5.  NOTES PAYABLE AND PROMISSORY NOTE

Private individuals had advanced amounts which have been repaid subsequent to March 31, 2000. These advances were due upon demand, bearing interest ranging from nil% to 25% simple interest per annum. The promissory note was secured by certain assets of Symphony Telecom Inc., notes payable were all unsecured

6.  LONG-TERM DEBT

Long-term debt is summarized as follows :
                                                          Principal     Discount

                                                          ---------    ---------

      Noninterest-bearing notes payable to directors      $ 100,354    $  31,474
                                                          =========    =========

Notes payable to directors are considered long-term, and are noninterest-bearing with no specific terms for repayment. Discount is based on imputed interest rate of 10%, and has been recorded as contributed capital.

7.  COMMITMENTS

The Company rents office space on a month-to-month basis. The Company's total rent expense was $6,020 for the three-month period ended March 31, 2000 and $5,646 for the three-month period ended March 31, 1999.

8.  GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill represents the excess of the purchase price over the fair value of acquired businesses and, with other intangible assets, is being amortized on straight-line basis. The life of goodwill arising on acquisitions, and the life of other intangible assets is estimated to have lives of five years. Amortization expense was $18,480 for the three month period ended March 31, 2000 and $2,725 for the three-month period ended March 31, 1999.

The details of goodwill and other intangible assets are as follows:

                                                           Net           Net
                                         Accumulated     March 31      March 31
                             Cost       Amortization       2000          1999
                          ----------    ------------       ----          ----

      Goodwill            $  360,136    $     86,355   $   273,781   $   337,065
      Deferred Charges        15,097           3,019        12,078        14,503
                          ----------    ------------   -----------   -----------
                          $  375,233    $     89,374   $   285,859   $   351,568
                          ==========    ============   ===========   ===========


9.  FOREIGN ASSETS, REVENUES AND CONSOLIDATED FOREIGN ENTITIES

The Company is presently Canadian based, and as such carries out its operations in Canada. Symphony Telecom International, Inc. and subsidiary companies maintain their books using Canadian dollars. The books of these companies have been translated into U.S. dollars using the current rate method. Gains and losses on foreign currency transactions are included in the consolidated statements of other comprehensive loss.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with the Financial Statements and Notes contained elsewhere. Please note that no assurance exists as to the actual future outcome of Management's plans, assumptions or estimates.

On March 9,2000 Symphony Telecom International, Inc. ("Symphony") (formerly Mammoth Resources Inc.), having determined that our business plan should focus on Internet and telecommunication pursuits acquired 100% of the outstanding shares of Symphony Telecom International, Inc. a Delaware corporation with telecommunications operations, primarily in Canada, and plans to expand into the United States and elsewhere. Since the primary operating business asset of our company is now Symphony Telecom International Inc, to avoid confusion and create market recognition, management also moved, in March 2000, to change our name to Symphony Telecom International Inc.

The revenues and other financial results reported in the current quarter reflect Symphony's operations in sales of telecommunications services and telephone systems to residential customers and small and medium sized businesses. These results are compared to the previous year quarter at which time there were no operations. We have also adopted a plan to migrate our business into the new age telecommunications technology by focussing our growth on Internet Protocol based systems and services. To this end we are investing in developing the technology and resources to successfully compete in this market place. This investment has resulted in certain operating losses; however, we expect to achieve profitability within the next fiscal year.

PLAN OF OPERATION

Our plan of operation for the next twelve-month period is to focus upon the development of our direct sales force. We have been hiring experienced telecommunications and internet sales people and plan to build our direct sales force to more than 30 within the next quarter. Engineering and support staff to support this growth are also being hired and trained. We are also investing in expanding our back- office support systems and software to ensure that customers will continue to receive superior service.

Our network services plans include the provision of a variety of IP based services, both voice and data, which require that we deploy strategic network IP services nodes. Management is currently pursuing the availability of vendor financing with major telecommunications equipment vendors. There is no assurance that we will be able to obtain such financing.

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

Date:   August 21, 2000