Form 10KSB
period 2000-06-30
SYMPHONY TELECOM INTERNATIONAL INC
filed 2000-10-13
CIK 701304

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

                   |X| ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the Fiscal Year Ended June 30, 2000

                 |_| TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number 2-85601-D

                      SYMPHONY TELECOM INTERNATIONAL, INC.
                      ------------------------------------
                 (Name of small business issuer in its charter)

            UTAH                                              87-0378892
            ----                                              ----------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                           Identification No.)

347 Bay Street, Suite 502, Toronto, Canada         M5H 2R7
------------------------------------------         -------
(Address of principal executive offices)          (Zip Code)

Issuer's telephone number: (416)366-5221

Securities registered under Section 12(b) of the Exchange Act: None Title of each class: None
Securities registered under Section 12(g) of the Act:Common Stock
Title of each class: Common Stock

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

The issuer's revenues for its most recent fiscal year: $467,239.
The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $11,281,157 as at October 12, 2000, based on the average high and low bid price of $1.6563. The number of shares of Common Stock outstanding as at October 6, 2000, was 16,267,409.

Transitional Small Business Disclosure Format (check one): Yes| | No |X|

DOCUMENTS INCORPORATED BY REFERENCE: See Item 13, Exhibits and Reports herein for items incorporated by reference into this Annual Report of Form 10-KSB.

                                     PART I

ITEM 1. Description of Business

General

We are an international telecommunications holding company incorporated under the laws of the State of Utah with headquarters based in Toronto, Canada. Our Company, Symphony Telecom International, Inc., is a business-to-business telecom solutions provider dedicated to delivering all the benefits of the Next-Generation Global Network to our valued customers. We have positioned our Company to become North America's first international Next-Generation Telco, leveraging emerging technologies into a coherent, sophisticated, and user-friendly array of services that are increasingly global, benefiting from the high speed Internet that continues to evolve in quality and expand in size.

Principal Strategy

Our principal strategy is to build our business by acquiring, restructuring (as necessary) and operating telecommunications technology companies as subsidiaries owned and promoted by our Company. The strategy is locate, negotiate with, acquire, and restructure (for example, where possible, cut costs, terminate and hire staff, relocate offices and equipment) businesses which have developed revenue generating operations, along with key managerial personnel willing to remain on employment or consulting terms for a minimum of six months following each acquisition.

Background/Corporate Structure

Our parent company, which is called the "Company" herein, is publicly trading and called Symphony Telecom International, Inc., a Utah corporation.

Our Company owns 100% of Symphony Telecom International, Inc., of Delaware, which owns 100% of Symphony Telecom, Inc., and 100% of Canadian Inter-Latin Communications, Inc.

Our  Company  also owns 100% of Linkdata  Communications  London  Ontario,  Inc.
Symphony Telecom, Inc., owns 100% of Communication Solutions Group, Ltd. Canadian Inter-Latin Communications, Inc., owns approximately 60% of Canadian Inter-Continental Communications del Ecuador, S.A.

Our Company was originally incorporated on January 15, 1982 under the laws of the State of Utah. Earlier this year, our Company acquired all the issued and outstanding shares of (similarly called) Symphony Telecom International, Inc., a company incorporated under the laws of the State of Delaware. The Delaware company was incorporated under the laws of the State of Delaware on December 4, 1998, to acquire Symphony Telecom Inc., an affiliated company engaged in providing telephone services principally in southern Ontario, Canada. Symphony Telecom Inc. was formed May 27, 1996 under the Business Corporations Act of Ontario, Canada for the purpose of providing a broad range of telecommunication services including voice and data transmission, internet services, and other related services for North American and international markets. On February 28, 1999 Symphony Telecom Inc. acquired all of the common shares of Communication Solutions Group Ltd., a company incorporated in Ontario, Canada, which provides voice communication systems for small businesses in southern Ontario, Canada. Canadian Inter-Latin Communications, Inc. has organized a subsidiary, Canadian Inter-Continental Communications del Ecuador, S.A. under the laws of the Republic of Ecuador, of which it continues to own approximately 60% of the issued stock.

Principal Operating Divisions

Our principal operating divisions, that are the core from which our pursuits are expanding, are Symphony Telecom, Inc., an Ontario corporation and Communication Solutions Group, Ltd. While these companies do not have the revenue and profit magnitude of acquisitions under focus by Management, they have been the starting point and structural support to analyze synergistic opportunities, and utilize both our managerial accomplishments and failures to enhance our pursuits under new acquisitions. (In other words, we are learning from both our successes and mistakes, with a philosophy to not repeat the mistakes.) In March of 1999, the Company acquired 100% of the equity capital of Canadian Inter-Latin Communications Inc. We added to our companies Linkdata Communications London Ontario, Inc., at year-end, which we believe also complements our telecommunication pursuits.

Symphony Telecom, Inc.

Symphony Telecom, Inc., an Ontario corporation owned by our Company, as a wholly owned subsidiary, is offering flat rate, toll free and equal access long distance services as well as internet access via XDSL and ISDN. XDSL is symmetrical or asymmetrical digital subscriber line which provide high speed data transmission over standard copper telephone lines.. With the advent of XDSL, now arriving in the marketplace, the technology is here to make practical the delivery of telephone access services via Internet. ISDN is Integrated Services Digital Network, a transmission format providing multiple voice and data lines on a single copper telephone line. Symphony Telecom's mission is to be able to make the optimum use of the new global high speed Internet now being built by major international carriers. We will do this by strategic installation of telecom application servers. The company's business plan includes an aggressive rollout of its proprietary Sym-Tel(TM) IP Centrex servers and International IP Telephony Gateways to permit us, in conjunction with our service partners, to deliver the broadest range of IP voice and data services.

Communication Solutions Group Ltd.

Communication Solutions Group Ltd., is an interconnect company offering sales, installation and maintenance of business telecommunications systems, voice processing systems, CTI and IVR systems and a variety of LAN and WAN solutions.

CTI systems are Computer Telephony Intefration network components which enhance access for businesses to their databases and information systems.. IVR systems are Integrated Voice Response systems, which can automate many business functions and deliver services over the telephone network. LAN is an acronym for Local Area Network, a system that links together electronic office equipment, such as computers and word processors, and forms a network within an office or a building.

Linkdata Communications London Ontario Inc.

On June 29, 2000, our Company acquired all of the common shares of Linkdata Communications London Ontario, Inc., a company incorporated in Ontario, Canada, which is a data communications company providing enterprise networking, network security, DSL, wireless and T1 access and e-mail and virtual hosting services in southern Ontario, Canada.

Canadian Inter-Latin Communications Inc.

The Company's next focus is toward the development of the market for its services in Latin America, initially in the Republic of Ecuador. The Company's 60% owned indirect subsidiary, Canadian Inter-Continental Communications del Ecuador SA., (owned through Canadian Inter-Latin Communications Inc.) is establishing a wireless broadband Internet operation in the 2.400-2.4835 GHz band, providing both domestic and international voice telephone service, data transmission, paging, video conferencing, internet access services. The initial network node is to be established in Quito and will provide an extensive array of business services.

Current Operations Platform

We see our current operations as a platform to expand our business into emerging areas. Our Company is already in the business of selling, installing and servicing business phone systems, and we have committed our direction to take a leading role in the deployment of IP services. With this deployment the Company is leading the way in identifying high value differentiated services offering real value to the business customer.

IP means Internet Protocol. It basically means providing a service through the Internet utilizing technologies created and under development, which may be of the Company, available in an acquisition, or licensed from others. Our mission is to be able to make the optimum use of the new global high speed Internet now being built by major international carriers. We will do this by strategic installation of telecom application servers.

The Company's business plan includes an aggressive rollout of next generation components to permit us, in conjunction with our service partners, to deliver the broadest range of IP voice and data services. We are positioning ourselves to pursue a lead position in these new services by becoming one of the first companies to become a CLEC (Competitive Local Exchange Carrier) deploying primarily packet based network. The advantages of packet based networks are numerous, including cost, whereby a single copper line that the local Bells' charge $10 to $40 a month can theoretically be utilized by our Company to provide up 600 voice channels (lines) or 300 voice channels and a 3 Mb (2 T1) internet connection. Of course, these numbers can be modified to increase or decrease either the voice or the data channels depending on user requirements. In addition to the significant financial savings to the business and residential consumer, packet based networks should compete very effectively with traditional PBX and business Key Telephone Systems. All functions and features telephone, such as, call forward, transfer, hold/park, three way conference, will be will be performed on our switch and delivered seamlessly to the end user.

Our current position in the interconnect market selling PBX and Key Systems provides us with a street-level view of this opportunity. To serve areas outside the Company's current network, we hope to deploy wireless broadband rooftop connections expanding into areas that are not currently able to receive high speed Internet access, and in some cases not even ISDN. Our wireless network will reduce cost by bypassing the local phone company and thus eliminate the Phone Company, leased-lines, and local loop charges. Our high speed wireless Internet services will allow users to download 30 MB files in 3 minutes instead of 17 hours. The Company, although projecting future profitability, anticipates an investment requirement of an aggregate of $15 million (USD) to build our global service base and continue the development of the new wave of IP services.

Internet Services

We provide mission critical access solutions for Internet/Intranets, VPN and electronic commerce. Our Company offers its clients a single source solution partner. We are deploying a high speed ADSL / SDSL Internet access. We commenced offering ATM, SDSL, ADSL, ISDN and dial up access to its customers in the Greater Toronto Area starting November 1st, 1999. Asymmetric Digital Subscriber Line (ADSL) is a revolutionary transmission technology that delivers a high-speed, downstream channel to subscribers and a lower-speed, upstream channel to the network. ADSL transmits data asymmetrically to match the asymmetric nature of interactive multimedia that typically falls into the client-server model. ADSL was specifically designed to support this two-way data transfer environment.

Voice Over IP

Although it is generally recognized that data traffic has surpassed voice traffic on the public switched network, it is still the case that 80% of Telcom revenues are derived from voice traffic. Voice telephony will be one of the first of the new IP services to be introduced. Other new services which leverage IP include virtual private networks, Centrex services, telecommuting solutions, remote call centers and conferencing with multimedia collaboration tools.
Consumers will have increased choice regarding the types of services they receive, who they buy from, and the quality of these services. Corporations will potentially have a single network infrastructure resulting in greater efficiencies and integration of their information systems and workflow. This integration will benefit their employees, customers, shareholders and the public. Users will now be able to dial in to become part of the corporate voice and data information system. Once logged in, the network recognizes the user profile, and all services, whether voice or data, are routed over the IP address established by the user regardless of the users office or branch location. A corporation can establish network policies which streamline and automate the dissemination of service and information. Symphony Telecom, Inc., is deploying IP Telephony servers now to ensure that we, and our customers, enjoy the benefits of this technological revolution. As a provider to offer local voice services over IP using DSL technology, Symphony Telecom is positioned to enjoy a competitive edge as this exciting opportunity unfolds. Symphony's IP Telephony solutions offer an extremely cost-effective way to provide alternate local telephone service as well as long distance voice and fax services domestically, regionally, or internationally. Voice services are only the first of a suite of value-added services which Symphony will offer using IP networks. The real value in using IP is that it lends itself well to all traffic types, and is therefore independent of the underlying network infrastructure.

DSL

Our DSL service connects customer's networks to the Internet up to five times faster than a T-1 for less than one-quarter of the price.

LAN

In conjunction with DSL Internet services, we also provide wireless LAN to LAN Wide Area Networking and Internet access.

Employees

We currently employ approximately 25 employees, including ten full time administrative people in our Toronto headquarter offices and five full-time people in the operations of Communication Solutions Group. In addition we have ten sales people with two administrators and a Marketing Director. We contract, on a regular basis, for the services of telephone installation people to fulfill our installation and servicing commitments. Our staffing requirements through calendar year 2000 include 40 additional members of the staff for sales, administration, and marketing. In addition, we currently employ four freelance media and marketing people under the supervision of our Marketing Director. Completed acquisitions will bring in a substantial number of additional personnel depending upon the size and timing of such events.

Marketing Concerns, Including Target Market

The rapid pace of technological development and the continued deregulation of the global marketplace are the twin forces speeding dramatic changes in the telecommunications landscape. The new technologies driving the revolution in the industry are ATM (Asynchronous Transfer Mode) DSL (Digital Subscriber Line) and the tremendous growth in "net" infrastructure (intranets, extranets, and the Internet). ATM is revolutionizing the class 5 office and trunking networks, promising a doubling in customer revenues for the market, while at the same time yielding a reduction in operating cost and capital outlay by a factor of as much as 20. The new technologies will result in one common transmission network and switching fabric for voice, fax, video and multimedia traffic. We have developed a resource base with experience in the provision of a full range of telecommunication products and services for primarily the small to medium business market. Our focus is on unique telecommunications solutions, to consumers, small and medium sized businesses, and to other telecommunications services suppliers. With a street-level view of the needs of, and opportunities available to, our target markets, a day-to-day sales and service interaction and twenty-four hour a day, seven day a week service capability, we have positioned ourselves with the tools to be able to translate the new technologies into value for ourselves and our customers.

Competition-General Marketplace

The rapid pace of technological development and the continued deregulation of the global marketplace are the twin forces speeding dramatic changes in the telecommunications landscape. The new technologies driving the revolution in the industry are ATM, (Asynchronous Transfer Mode) DSL (Digital Subscriber Line) and the tremendous growth in "net" infrastructure (intranets, extranets, and the Internet). The new technologies will result in one common transmission network and switching fabric for voice, fax, video and multimedia traffic. This revolution has leveled the playing field for new market entrants and smaller niche players who can rapidly deploy all manner of traditional and new telecommunications services. Unlike traditional telecommunications technology which was based on proprietary technology, the new services are based on standard computing platforms that traditionally see their power more than doubled and costs halved every 24 months.

Business Strategy

The current strategy is to build our assets, generate substantial revenues, seek significant profits, try to control costs, all while pursuing viable business opportunities. We restrict our search to specific businesses in the telecommunications industry but not necessarily any particular geographical location (while we do, of course, wish to expand in North America, both Canada and U.S. and possibly into Mexico, we are open to other regions under consideration). Management of our Company consults with the Company's key staff and consultants with respect to identifying, researching, analyzing and acquiring a business opportunity for the Company.

Specific Acquisition Strategy

The selection of any business is complex and entails a high degree of risk. Acquisitions may be at various stages of development, capital needs, growth potential, and financial condition, all of which makes the task of making decisions difficult. We have, however, created a plan that sets standards to be met for an acquisition to be undertaken.

Though not set in stone, when considering a target, we require substantial revenues, profitability or a clear path to profitability, the existence of unique or "niche" characteristics that may hedge against competition by larger competitors, the experience and affability of continued key person participation post acquisition, and satisfactory due diligence (basically review and verification of what we are told by the acquisition) on customer, legal and accounting related matters.

Many risks cannot be adequately identified prior to selection of the specific opportunity, and no guarantee exists that acquisitions will prove successful or beneficial for our Company.

Recent Events

Some, not all, of recent activities are discussed immediately below. Starting around our June 30, 2000 year-end, we have been making strides in pursuing acquisitions. These acquisitions are, unless otherwise noted, subject to satisfaction of negotiations, closings and most importantly, that we have or obtain the necessary financing to complete the purchases, and have working capital for the new operations, as needed. Following is a summary, subject to changing circumstances, further review and negotiations and other matters, of our acquisition activities:

North American Gateway

We have entered into an agreement to acquire North American Gateway, Inc. (called "Gateway" in this document), an international telecommunications service provider based in Toronto, operating worldwide as a global "Carrier's Carrier" delivering long distance service to other telecommunications companies. This company has primary switching facilities in Toronto, New York City, and London, United Kingdom. Revenues for the last fiscal year were $72,000,000 (CDN--which means Canadian currency in this document), $51,000,000 (USD--which means United States currency in this document) on primarily voice services. These figures are subject to audit, and so may change once audits are completed. Working with Nortel Networks (NYSE: NT), this company has been investing extensively in their own network infrastructure. Remote facilities are being installed, or planned, in approximately thirty countries to deliver voice and data services. As each remote facility is turned on, this company should gain additional revenue and potential profitability. Gateway has projected revenues of $210,000,000 (USD) for their next fiscal year, ending December 2000. It has relationships with telecommunications companies around the world, which should enable our Company, by affiliation with Gateway as a subsidiary of our Company, to enter into new markets internationally, deploying our global data and voice services. Our negotiations and agreements with Gateway, including closing, are pending.

Mondetta Telecommunications, Inc.

Effective July 1, 2000, Symphony Telecom, Inc. purchased certain assets, including customer base, accounts receivable, name and other intangible assets less certain trade payables, of Mondetta Telecommunications Inc., a company incorporated under the Canada Business Corporations Act, which provides international long distance telephone services, directed mostly to retail and residential ethnic populations across Canada, as well as small business segments. The transaction was non-cash, with the purchase price of $4,389,311 being satisfied by issue of 1,120,488 common shares of our Company with each common share having attached a warrant to purchase one common share at the price of $3, expiring September 30, 2001.The Mondetta Division will be operated under a wholly owned subsidiary of Symphony TelecomInc., to be called Mondetta Communications Corp.

Telemax Communications, Inc.

Effective July 31, 2000, Symphony Telecom Inc. purchased 61.5% of all the issued and outstanding shares of Telemax Communications Inc., a company incorporated in Ontario, Canada, which promotes and markets prepaid telephone cards for national and international long distance telephone services directed mostly to customers in Canada. The purchase price of $5,380,000 was satisfied by cash payment of $168,125 on closing, and the issuance of 1,000,000 common shares of Symphony Telecom Inc., which are convertible, by September 30, 2005, into common shares of Symphony Telecom International Inc. for a value representing $2,017,500. The issuance of Symphony Telecom International Inc.'s common shares will be restricted for the purposes of resale for a period of one year. A further three payments of $168,125 each are due and payable up to and including September 30, 2001 upon Telemax Communications Inc.'s first year's revenues reaching cumulative targets of $10,087,500, $20,175,000 and $30,262,500 respectively.
Symphony Telecom Inc. is also to provide Telemax Communications Inc. with four equal payments of $672,500 for working capital by October 30 and December 31, 2000, and March 31 and June 30, 2001.

Directory Management America Dot Com

On August 31, 2000, our Company purchased 51% of all the shares of Directory Management America Dot Com , a company incorporated in Quebec, Canada, which provides marketing and advertising services, specifically to yellow pages and e-commerce advertising agencies throughout North America, which gives national support for businesses. The purchase price of $339,790 is an all cash transaction, with $135,916 paid at closing and the balance payable in 3 equal monthly installments.

Linkdata Communications London Ontario Inc.

On June 29, 2000, our Company acquired all of the common shares of Linkdata Communications London Ontario Inc., a company incorporated in Ontario, Canada, which is a data communications company providing enterprise networking, network security, DSL, wireless and T1 access and e-mail and virtual hosting services in southern Ontario, Canada. The purchase price of $495,160 is to be satisfied by a total payment of cash $270,160 (of which $141,834 was paid at closing with the balance payable over the next 12 months), and issuing 150,000 common shares of Symphony Telecom Inc. for a stated amount of $225,000 ($1.50 per share).

Research and Development

We did not have any research and development for the year ended June 30, 2000 but anticipate our research and development pursuits will grow

Patents and Trademarks

While no patents or copyrights have been issued, the Company intends to review and pursue these as advised by counsel. We are pursuing the registration of trademarks for North America, South America and certain European countries.

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

ITEM 2. Description of Property

Our Company currently occupies corporate headquarters of 3,200 square feet at our corporate address above. This is a three year lease, with monthly rental of $2,792 (USD), and expires. Our acquisitions occupy their own space. The Company is moving its offices to 41 George Street South, Brampton, Ontario in October 2000. The Company will occupy approximately 20,000 square feet under a five year lease subject to extensions. The base monthly rental will be approximately $6,666.00.

ITEM 3. Legal Proceedings

Management knows of no litigation by or against the Company.

ITEM 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                     PART II

ITEM 5. Market for Common Equity and Related Stockholder Matters

The Company's common stock is traded on the National Association of Securities Dealers (NASD) Bulletin Board market (trading-symbol: SYMY) as reported on the NASD Bulletin Board Market. The following sets forth, as reported by the NASD, for the periods (calendar quarters) indicated, high and low bid prices of the Company's Common Stock:

QUARTER HIGH/ LOW-------FISCAL 1999

                                            H          L
First Quarter (July-Sept.,1998)             $0         $0
Second Quarter (Oct.-Dec.,1998)             $0         $0
Third Quarter (Jan.-March,1999)             $0         $0
Fourth Quarter (Apr.-June,1999)             $0         $0

QUARTER HIGH/ LOW-------FISCAL 2000

                                            H          L
First Quarter (July-Sept.,1999)             $0         $0
Second Quarter (Oct.-Dec.,1999)             $0         $0
Third Quarter (Jan.-March,2000)             $.625      $.39
Fourth Quarter (Apr.-June,2000)             $5.46      $1.96

The quotations are approximates and reflect inter-dealer price, without retail mark-ups, markdowns or commissions and may not represent actual transactions. There were 1149 shareholders of record of Common Stock at October 6, 2000. To date, we have not paid any dividends on our Common Stock and do not expect to pay any dividends in the foreseeable future. Instead, we intend to retain all earnings to finance the growth and development of our businesses.

ITEM 6. Management's Discussion and Analysis or Plan of Operation

The following discussion should be read in conjunction with the Financial Statements and Notes thereto contained elsewhere herein. Please note that no assurance exists as to the actual future outcome of Management's plans, assumptions or estimates. Historically the Company has experienced losses from operations. Management anticipates that losses will substantially decrease as businesses are acquired, with revenues substantially increasing. No guarantee exists.

Plan of Operation

The Company's current plan of operation, for the next twelve-month period, is to build revenues, focus upon the pursuit of acquisitions, and manage and operate its subsidiaries and assets. The Company believes it can satisfy cash requirements through mid-2001 by relying on its private placement offerings of shares, and upon anticipated cash flow from business acquisitions. Management believes the ability of the Company to achieve substantial profitability is conditioned upon several variables, including the successful operation of acquisitions and their future operating results.

The Company has been substantially dependent on the proceeds of various offerings of its securities to fund its operating expenses. The Company has not engaged in any material borrowing activity, has no loan arrangement with any commercial lending institution, and anticipates to receive traditional commercial debt financing in the foreseeable future. The Company continues to explore opportunities with various investors, joint venture candidates, and prospective licensees. The Company has various agreements and pursuits underway for the establishment of funding for both the short and long term needs of our Company. Currently, these are on a best efforts basis. The Company believes that current funding, as well as others in potential private placements and an eventual registered public offering, if successful, will assist the Company in meeting its cash needs, but there is no guarantee.

ITEM 7. Financial Statements

Financial Statements of the Company in response to this Item are attached.

                                    PART III

ITEM 9. Directors Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

The information below sets forth the name, age and certain information as to the Directors and executive officers of the Company, including term of office.

NAME:                              AGE:                       POSITION:

Gilles A Trahan                     29                        Chairman,CEO,
                                                              Treasurer

Daniel G. Cullen                    55                        COO,President,
                                                              Secretary and
                                                              Director

Robert Douglas                      39                        Vice President
                                                              Network
                                                              Services

Stephen G. Halicki                  48                        V.P. Business
                                                              Development

Gilles A. Trahan
Chairman of the Board, Treasurer and Chief Executive Officer

Mr. Trahan's experience has primarily evolved around investment banking practices. From 1989-1992, Mr. Trahan was primarily involved in real estate as a developer of commercial properties. During 1992-95 Mr. Trahan served as President and C.E.O. of Lexton Fuller Corp, an investment Banking firm in Toronto, Canada. His responsibilities included the structuring of corporate financing, mergers, and acquisitions and overseeing all activities influencing cash flow and profitability. In late 1995, Mr. Trahan left Lexton Fuller Corp. dedicating the next 8 months to investing and researching emerging markets in the Telecommunications industry. In May 1996 he was instrumental in the creation of the Symphony Telecom, Inc.

Daniel G. Cullen
Director, President and Chief Operating Officer

Mr. Cullen, after obtaining his engineering degree from the University of Waterloo in 1970, was employed by Bell Canada, Computer Communications Group as a design engineer where he was involved in the design of special services toll circuits and the automation of the data test desks. In 1974 Mr. Cullen left Bell Canada to join Northern Telecom as a Product Manager in the Telephone Terminals Division in London, Ontario where, working closely with Bell Northern Research he was responsible for the introduction of a portfolio of electronic terminals. He then held the position of Ontario Region Sales Manager for Nortel's Subscriber Equipment Group, which manufactures business communications equipment and telephone terminals, after which Mr. Cullen returned to the Terminals division as Business Development Manager. Mr. Cullen's career progressed with Nortel's Transmission Group, which manufactured Microwave radio systems, fiber cable as well as Digital Channel Bank Multiplexors, T-1 and VF equipment. In 1990 Mr. Cullen left Northern Telecom to pursue personal interests. Shortly thereafter, from 1992, he returned to the telecommunications industry as founder and president of Comtel Canada Inc., a venture providing business telecommunications systems, software and engineering services to Saudi Arabia. He concurrently founded a telecommunications software company, which provided PC based switches to the emerging long distance resellers in Ontario. Early in 1994, with the advent of equal access Canada imminent, he became President of InteleLink, subsequently Choice Telecom, an alternative long distance company whose customer base grew under his direction.

Bob Douglas
Vice President of Network Services

Mr. Douglas has been in the data network design and implementation, marketing, and network services for 20 years. Mr. Douglas started his career with Honeywell Information Systems as a field engineer. His data and network experience came while working at Gandalf Data in sales and engineering. Mr. Douglas founded Linkdata Communications London Ontario Inc., a subsidiary of the Company that is in the South Western Ontario area servicing corporate accounts with data and Internet solutions. Mr. Douglas was instrumental in negotiating, developing and executing agreements with AT&T Canada and U.S. and other Canadian Telco's, Internet organizations and equipment manufacturers. In his capacity as Vice President of Network Services, Mr. Douglas will be fundamental in the development of data network opportunities, and providing Internet solutions to national and international accounts.

Stephen G. Halicki
President, CICI (Ecuador)

Mr. Halicki has over 22 years in software design and development, data network design and implementation, network equipment sales, marketing, and network services experience. He received a Bachelors of Science in information sciences from the University of Guelph,Ontario, Canada, 1976. Mr. Halicki moved into the software development field at Babcocks and Wilcox, a leading engineering firm in the nuclear steam generation market, then to Xerox Canada, followed by the Saudi Arabian National Guard. Mr. Halicki gained his communications equipment experience while working for Northern Telecom Canada for more than six years. Data networks design experience was gained at United Canada, Canadian Satellite Communications Inc., and Rogers Network Services. Carrier Services experience was acquired while working as the Director of Carrier Services for Metro Net Communications Inc. in Toronto. Working as an independent consultant, Mr. Halicki has worked on IT/ network projects for Symphony Telecom Inc., Mondetta Telecommunications Inc., and Blood Hills Telecommunications Inc., before taking the lead in developing the Companies venture in South America as President of Canadian Inter-Latin Communications, Inc.

ITEM 10. Executive Compensation

Employee Salaries

The Directors of the Company do not currently receive any compensation for services as Directors. Employment agreements are in place for Mr. Douglas and Mr. Halicki. There are no stock options, or warrants, or bonus or profit sharing plans, with respect to the officers of the Company. No salary, stock, stock related rights, or other compensation is accrued as due to any officer or Director.

The following table and notes present for the year ended June 30, 2000, the compensation paid by the Company to the Company's chief executive officer and to the Company's most-highly compensated executive officers other than the Company's chief executive officer who were serving at June 30, 2000.

                           Summary Compensation Table
                             Long-Term Compensation




                                              Awards                 Payouts
                                    ---------------------------  ---------------
                                    Restricted   Securities
Name and                            Stock        Underlying      All Other
Principal Position  Year  Salary($) Award(s)($)  Options/SARs(#) Compensation($)

(a)                 (b)   (c)       (f)          (g)             (i)
------------------  ----  --------- -----------  --------------  ---------------

Gilles A. Trahan    2000   $ 8,275       $0            $0             $0
Chairman of the
Board, C.E.O.

Daniel Cullen,      2000   $20,689       $0            $0             $0
Director,
President


Robert Douglas      2000      $0         $0            $0             $0
Vice President
Network Services

ITEM 11. Security Ownership of Certain Beneficial Owners and Management

(A)   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS.

The following table sets forth known beneficial ownership of common stock of the Company at October 6, 2000 by each person (except Management) owning 5% or more of the Common Stock of the Company (also see table below).

NAME AND ADDRESS(1)        AMOUNT AND NATURE   PERCENT OF OWNERSHIP(2)
----------------           -----------------   ----------------------


Fidelity Merchant             1,310,000                 8%
Bank and Trust
#51 Frederick St.
Box CB 12337
Nassau, Bahamas

(1) Information is supplied based upon identity as a shareholder of record without any verification of beneficial ownership, which may or may not apply as to the identified party.

(2) Rounded to nearest whole number.

(B) SECURITY OWNERSHIP OF MANAGEMENT.

NAME/ADDRESS (1)(2)      AMOUNT AND NATURE        PERCENT OF OWNERSHIP(3)
------------------       -----------------        ----------------------

Gilles Trahan c/o          4,000,000                    25%
639 5th Avenue S.W.
Suite 820
Calgary, AB T2P0M9

Daniel Cullen c/o          4,000,000                    25%
639 5th Avenue S.W.
Suite 820
Calgary, AB T2P0M9

Stephen G. Halicki            81,350                    .5%
14 Nelson Street
Cambridge, ON M3H 1K1

Robert Douglas                65,000                    .39%
59 Westbrook Cres
Komoka, ON N0L1R0

All officers and
Directors as a Group       8,146,350                    50%

(1) Information is supplied based upon identity as a shareholder of record without any verification of beneficial ownership, which may or may not apply as to the identified party.

(2) While Mr. Halicki is not an officer of the Company, we have included him because of his key role in an affiliated business discussed herein.

(3) Rounded to nearest whole number.

ITEM 12. Certain Relationships and Related Transactions

Various corporations are owned by our Company. Management of our corporations may hold positions in the various companies, including our parent Company. This may result in situations where a conflict of interest exists in deciding a business issue. Two of the Company's current officers hold all of the seats on the Company's Board of Directors. Certain members of Management may, from time to time, also be creditors owed money or other compensation from the completion of acquisitions of the Company. For example, Mr. Douglas is owed money from the acquisition of Linkdata Communications London Ontario Inc. Although Management intends to act fairly and in full compliance with their fiduciary obligations, there can be no assurance that the Company will not, as a result of the conflict of interests described herein, possibly enter into arrangements under terms one could argue are less favorable than what could have been obtained had the Company been dealing with unrelated persons. Loans in the amount of $136,000 are accrued and payable as of June 30, 2000, to Director Cullen of the Company, on a non-interest basis, due on demand. At June 30, 2000 Mr. Trahan was indebted to the Company for a loan of $8,477 due, without interest, upon demand.

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

                                    SYMPHONY TELECOM INTERNATIONAL, INC.

                                    By: /s/ Gilles A. Trahan
                                       -----------------------------------------
                                       Gilles A. Trahan, Chief Executive Officer
                                       (principal executive officer),
                                       Treasurer(principal financial officer)

                                    Date: 10/13/2000

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                    By: /s/ Gilles A. Trahan
                                       ----------------------------
                                       Gilles A. Trahan, Director

                                    Date: 10/13/2000


                                    By: /s/ Daniel G. Cullen
                                       ----------------------------
                                       Daniel G. Cullen, Director

                                    Date:  10/13/2000

                      SYMPHONY TELECOM INTERNATIONAL, INC.


                              FINANCIAL STATEMENTS

                          JUNE 30, 2000, MARCH 31, 1999
                            AND THE TRANSITION PERIOD
                         APRIL 1, 1999 TO JUNE 30, 1999

SYMPHONY TELECOM INTERNATIONAL, INC.
     AND SUBSIDIARIES
JUNE 30, 2000


                                    CONTENTS

                                                                          Page

INDEPENDENT AUDITORS' REPORT                                              1

FINANCIAL STATEMENTS

    Consolidated Balance Sheets                                           2

    Consolidated Statements of Operations and
       Other Comprehensive Income (Loss)                                  3-4

    Consolidated Statements of Changes in
       Stockholders' Equity (Deficit)                                     5

    Consolidated Statements of Cash Flows                                 6-7

    Notes to Financial Statements                                         8-12

                          GERSTLE, ROSEN & SIMONET, LLC
                          CERTIFIED PUBLIC ACCOUNTANTS

                            102 N.E. 2nd Street, #199
                            Boca Raton, Florida 33432
                            Telephone (561) 417-0103
                            Facsimile (810) 816-5826


                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Symphony Telecom International, Inc.

We have audited the accompanying consolidated balance sheets of Symphony Telecom International, Inc. and Subsidiaries as of June 30, 2000 and March 31, 1999, and the related consolidated statements of operations, cash flows, and changes in stockholders' equity (deficit) for the year ended June 30, 2000, the ten month period ended March 31, 1999 and the transition period April 1, 1999 to June 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Symphony Telecom International, Inc. and Subsidiaries as of June 30, 2000 and March 31, 1999, and the results of its operations and its cash flows for the year ended June 30, 2000, the ten month period ended March 31, 1999 and the transition period April 1, 1999 to June 30, 1999, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company's recurring operating losses and negative cash flows from operating activities raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also discussed in
Note 2. The consolidated financial statements do not include adjustments that might result from the outcome of this uncertainty.

/s/ Gerstle, Rosen & Simonet LLC
Certified Public Accountants

Boca Raton, Florida
September 28, 2000



MEMBER OF THE AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS SEC PRACTICE SECTION

SYMPHONY TELECOM INTERNATIONAL, INC.
    AND SUBSIDIARIES
Consolidated Balance Sheets

                                                                     June 30,      March 31,
                                                                       2000           1999
                                                                   -----------    -----------
ASSETS

CURRENT ASSETS
    Cash and cash equivalents                                      $   275,823    $      --
    Accounts receivable, net of allowance for doubtful
        accounts of $56,954 and $27,514                                261,247         81,075
    Finished goods inventory                                            78,933         41,022
    Prepaid expenses                                                    15,101         10,086
                                                                   -----------    -----------
TOTAL CURRENT ASSETS                                                   631,104        132,183
                                                                   -----------    -----------
PROPERTY AND EQUIPMENT
    Computer equipment, office furniture and automobiles               229,161         18,276
    Computer software                                                  101,310         99,423
    Telephone equipment                                                 69,052         67,765
                                                                   -----------    -----------
                                                                       399,523        185,464
    Less: accumulated depreciation                                    (195,854)       (72,404)
                                                                   -----------    -----------
       TOTAL PROPERTY AND EQUIPMENT                                    203,669        113,060
                                                                   -----------    -----------
OTHER ASSETS
    Goodwill, net                                                      738,710        332,216
                                                                   -----------    -----------
       TOTAL OTHER ASSETS                                              738,710        332,216
                                                                   -----------    -----------
             TOTAL ASSETS                                          $ 1,573,483    $   577,459
                                                                   ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable                                               $   278,708    $   119,503
    Bank overdraft                                                        --           33,359
    Accrued liabilities                                                 91,690         55,720
    Notes payable                                                      167,789        126,924
    Income taxes payable                                                   203          1,074
                                                                   -----------    -----------
            TOTAL CURRENT LIABILITIES                                  538,390        336,580
                                                                   -----------    -----------

OTHER LIABILITIES
    Notes payable to related parties                                    79,479         91,252
                                                                   -----------    -----------
        TOTAL OTHER LIABILITIES                                         79,479         91,252
                                                                   -----------    -----------
                    TOTAL CURRENT AND OTHER LIABILITIES                617,869        427,832

MINORITY INTEREST                                                       (5,471)        (4,026)
                                                                   -----------    -----------
STOCKHOLDERS' EQUITY
    Common stock: $0.001 par value, 50,000,000 shares authorized and $0.0001 par value, 20,000,000 shares authorized;
         15,918,809 and 7,356,875 shares issued and outstanding         15,919            736
    Additional paid-in capital                                       1,953,190        307,001
    Contributed capital                                                 31,474         31,474
    Accumulated deficit                                             (1,042,134)      (190,843)
    Accumulated other comprehensive income
        Cumulative translation adjustments                               2,636          5,285
                                                                   -----------    -----------
        TOTAL STOCKHOLDERS' EQUITY                                     961,085        153,653
                                                                   -----------    -----------
                      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $ 1,573,483    $   577,459
                                                                   ===========    ===========


The accompanying notes are an integral part of these financial statements


SYMPHONY TELECOM INTERNATIONAL, INC.
     AND SUBSIDIARIES
Consolidated Statements of Operations and
     Other Comprehensive Income (Loss)
For  the Year Ended June 30, 2000 and the
     Ten-Month Period Ended March 31, 1999

                                                             Year        Ten Months
                                                            Ended           Ended
                                                          June 30,        March 31,
                                                             2000            1999
                                                        ------------    ------------
REVENUE
    Sales of equipment                                  $    311,176    $     30,202
    Telephone services                                       144,755          66,447
    Maintenance contracts                                     11,308           1,348
                                                        ------------    ------------
TOTAL SALES                                                  467,239          97,997
                                                        ------------    ------------
COST OF GOODS SOLD
    Cost of products and systems sold                        263,988          30,577
    Cost of telephone services                                99,448          14,942
                                                        ------------    ------------
TOTAL COST OF GOODS SOLD                                     363,436          45,519
                                                        ------------    ------------
GROSS PROFIT                                                 103,803          52,478
                                                        ------------    ------------
SELLING & GENERAL EXPENSES
    Selling expense                                           33,230           1,449
    General and administrative expense                       647,688          81,005
    Amortization and depreciation                            117,349          51,031
                                                        ------------    ------------
    TOTAL SELLING & GENERAL EXPENSES                         798,267         133,485
                                                        ------------    ------------
        (LOSS) FROM OPERATIONS                              (694,464)        (81,007)
                                                        ------------    ------------
OTHER (EXPENSES)
       Bad debt expense                                      (13,728)            (12)
       Interest expense                                      (58,551)         (5,199)
                                                        ------------    ------------
    TOTAL OTHER (EXPENSES)                                   (72,279)         (5,211)
                                                        ------------    ------------
NET (LOSS) BEFORE PROVISION FOR INCOME TAXES AND
    MINORITY INTEREST IN EARNINGS OF CONSOLIDATED
    SUBSIDIARY                                              (766,743)        (86,218)

RECOVERY OF INCOME TAXES                                       1,103            --

MINORITY INTEREST IN EARNINGS OF
    CONSOLIDATED SUBSIDIARY                                    1,225           4,280
                                                        ------------    ------------
        NET (LOSS)                                          (764,415)        (81,938)
                                                        ------------    ------------
OTHER COMPREHENSIVE INCOME
    Foreign currency translation adjustments                   7,304           1,209
                                                        ------------    ------------
TOTAL OTHER COMPREHENSIVE INCOME                               7,304           1,209
                                                        ------------    ------------
TOTAL COMPREHENSIVE (LOSS)                              $   (757,111)   $    (80,729)
                                                        ============    ============

Weighted average number of common shares outstanding:
     Primary                                              15,918,809       7,356,875
                                                        ============    ============
     Fully diluted                                        15,953,809       7,391,875
                                                        ============    ============
Basic net (loss) per share:
     Primary                                            $      (0.05)   $      (0.01)
                                                        ============    ============
     Fully diluted                                      $      (0.05)   $      (0.01)
                                                        ============    ============

The accompanying notes are an integral part of these financial statements

SYMPHONY TELECOM INTERNATIONAL, INC.
     AND SUBSIDIARIES
Consolidated Statement of Operations and
     Other Comprehensive Income (Loss)
For the Transition Period April1, 1999 to June 30, 1999

                                                        Three Months
                                                           Ended
                                                          June 30,
                                                            1999
                                                        -----------
REVENUE
    Sales of equipment                                  $    95,399
    Telephone services                                       27,783
    Maintenance contracts                                     2,136
                                                        -----------
TOTAL SALES                                                 125,318
                                                        -----------
COST OF GOODS SOLD
    Cost of products and systems sold                        63,575
    Cost of telephone services                               12,881
                                                        -----------
TOTAL COST OF GOODS SOLD                                     76,456
                                                        -----------
GROSS PROFIT                                                 48,862
                                                        -----------

SELLING & GENERAL EXPENSES
    Selling expense                                           7,542
    General and administrative expense                       79,823
    Amortization and depreciation                            24,452
                                                        -----------
    TOTAL SELLING & GENERAL EXPENSES                        111,817
                                                        -----------
        (LOSS) FROM OPERATIONS                              (62,955)
                                                        -----------
OTHER (EXPENSES)
    Bad debt expense                                           (820)
    Interest expense                                        (23,311)
                                                        -----------
    TOTAL OTHER (EXPENSES)                                  (24,131)
                                                        -----------
NET (LOSS) BEFORE MINORITY INTEREST IN EARNINGS
    OF CONSOLIDATED SUBSIDIARY                              (87,086)

MINORITY INTEREST IN EARNINGS OF
    CONSOLIDATED SUBSIDIARY                                     210
                                                        -----------
        NET (LOSS)                                          (86,876)
                                                        -----------

OTHER COMPREHENSIVE (LOSS)
    Foreign currency translation adjustments                 (9,953)
                                                        -----------
    TOTAL OTHER COMPREHENSIVE (LOSS)                         (9,953)
                                                        -----------
        TOTAL COMPREHENSIVE (LOSS)                      $   (96,829)
                                                        ===========

Weighted average number of common shares outstanding:
    Primary                                               7,356,875
                                                        ===========
    Fully diluted                                         7,391,875
                                                        ===========
Basic net (loss) per share:
    Primary                                             $     (0.05)
                                                        ===========
    Fully diluted                                       $     (0.01)
                                                        ===========


The accompanying notes are an integral part of these financial statements



SYMPHONY TELECOM INTERNATIONAL, INC.
    AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity (Deficit)
For the Year Ended June 30, 2000, the Ten-month Period Ended March 31, 1999 and the Transition Period April 1, 1999 to June 30, 1999


                                               Common Stock                          Additional
                                               ------------            Preferred       Paid-in      Contributed    Accumulated
                                           Shares         Amount         Stock         Capital        Capital        Deficit
                                        -----------    -----------    -----------    -----------    -----------    -----------
Balance at May 31, 1998                   6,500,000    $    19,931    $    13,625    $      --      $    31,474    $  (108,905)

Preferred stock converted to no par
    value common stock                       13,625         13,625        (13,625)          --             --             --
No par value common stock issued            843,250        274,181           --             --             --             --
No par value common stock exchanged      (7,356,875)      (307,737)          --             --             --             --
Par value common stock exchanged          7,356,875            736           --          307,001           --             --
Net (loss)/other comprehensive income          --             --             --             --          (81,938)         1,209
                                        -----------    -----------    -----------    -----------    -----------    -----------

Balance March 31, 1999                    7,356,875            736           --          307,001         31,474       (190,843)

Net (loss)/other comprehensive (loss)          --             --             --             --             --          (86,876)
                                        -----------    -----------    -----------    -----------    -----------    -----------

Balance June 30, 1999                     7,356,875            736           --          307,001         31,474       (277,719)

Par value common stock issued               567,500             57        235,819        235,876
Par value common stock exchanged         (7,924,375)          (793)          --         (542,820)          --             --
Par value common stock exchanged          7,924,375          7,924           --          535,689           --             --
Acquisition of assets of former
     Mammoth Resources, Inc.              3,255,684          3,256           --           (3,256)          --             --
Par value common stock issued
     concurrent w/ acquisition of
     assets of Mammoth Resources          3,200,000          3,200           --           (3,200)          --             --
Par value common stock issued               720,000            720           --          401,279           --             --
Par value common stock issued               660,000            660           --          779,340           --             --
Par value common stock issued                 8,750              9           --           18,488           --             --
Acquisition of assets of
     Linkdata, Inc.                         150,000            150           --          224,850           --             --
Net (loss)/other comprehensive income          --             --             --             --             --         (764,415)
                                        -----------    -----------    -----------    -----------    -----------    -----------

Balance June 30, 2000                    15,918,809    $    15,919    $      --      $ 1,953,190    $    31,474    $(1,042,134)
                                        ===========    ===========    ===========    ===========    ===========    ===========


                                        Accumulated       Total
                                           Other      Stockholders'
                                       Comprehensive     Equity
                                        Income(Loss)    (Deficit)
                                        -----------    -----------

Balance at May 31, 1998                 $     4,076    $   (39,799)

Preferred stock converted to no par
    value common stock                         --             --
No par value common stock issued               --          274,181
No par value common stock exchanged            --         (307,737)
Par value common stock exchanged               --          307,737
Net (loss)/other comprehensive income       (80,729)
                                        -----------    -----------

Balance March 31, 1999                        5,285        153,653

Net (loss)/other comprehensive (loss)        (9,953)       (96,829)
                                        -----------    -----------

Balance June 30, 1999                        (4,668)        56,824

Par value common stock issued
Par value common stock exchanged               --         (543,613)
Par value common stock exchanged               --          543,613
Acquisition of assets of former
     Mammoth Resources, Inc.                   --             --
Par value common stock issued
     concurrent w/ acquisition of
     assets of Mammoth Resources               --             --
Par value common stock issued                  --          426,999
Par value common stock issued                  --          780,000
Par value common stock issued                  --           18,497
Acquisition of assets of
     Linkdata, Inc.                            --          225,000
Net (loss)/other comprehensive income         7,304       (757,111)
                                        -----------    -----------

Balance June 30, 2000                   $     2,636    $   961,085
                                        ===========    ===========

The accompanying notes are an integral part of these financial statements



SYMPHONY TELECOM INTERNATIONAL, INC.
     AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Year Ended June 30, 2000
     And the Ten-Month Period Ended March 31, 1999
                                                                      Year        Ten Months
                                                                     Ended          Ended
                                                                    June 30,      March 31,
                                                                      2000           1999
                                                                  -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss)                                                        $  (764,415)   $   (81,938)
Adjustments to reconcile net (loss) to net cash provided (used)
    by operating activities:
    Depreciation and amortization expense                             117,349         51,031
    Common stock issued for services                                   30,000           --
    Changes in assets and liabilities:
        Increase in accounts receivable                              (192,411)       (67,092)
        (Increase) decrease in prepaid expenses                        (4,844)         7,205
        Increase in inventories                                       (25,775)       (41,022)
        Increase in accounts payable and bank overdraft                94,623        121,358
        Increase in accrued liabilities                                40,754         44,146
        Increase in loans payable                                        --          108,424
        (Decrease) increase in income taxes payable                      (905)         1,074
                                                                  -----------    -----------
           NET CASH (USED) PROVIDED BY OPERATING ACTIVITIES          (705,624)       143,186
                                                                  -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES
    Acquisition of property and equipment                            (208,265)       (51,786)
    Additions to other intangible assets                             (484,083)      (336,371)
                                                                  -----------    -----------
           NET CASH USED BY INVESTING ACTIVITIES                     (692,348)      (388,157)
                                                                  -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
    Repayment of notes payable to related parties                     (15,973)        (7,244)
    Proceeds from common stock                                      1,661,371        274,181
    Minority interest                                                  (1,088)        (4,026)
                                                                  -----------    -----------
           NET CASH PROVIDED BY FINANCING ACTIVITIES                1,644,310        262,911
                                                                  -----------    -----------
EFFECT OF FOREIGN CURRENCY TRANSACTIONS ON CASH                        59,485        (17,940)
                                                                  -----------    -----------
INCREASE IN CASH AND CASH EQUIVALENTS                                 275,823           --

CASH AND CASH EQUIVALENTS, beginning of period                           --             --
                                                                  -----------    -----------
CASH AND CASH EQUIVALENTS, end of period                          $   275,823    $      --
                                                                  ===========    ===========
SUPPLEMENTAL DISCLOSURES
Interest paid                                                     $    58,551    $     5,199
Income taxes paid                                                 $      --      $      --

Schedule of non-cash investing and financing activities:
     Acquisition of Linkdata Communications London Ontario Inc.   $   225,000    $      --



The accompanying notes are an integral part of these financial statements

SYMPHONY TELECOM INTERNATIONAL, INC.
     AND SUBSIDIARIES
Consolidated Statement of Cash Flows
For the Transition Period April 1, 1999 to June 30, 1999

                                                        Three Months
                                                           Ended
                                                          June 30,
                                                           1999
                                                          --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss)                                                $(86,876)
Adjustments to reconcile net (loss) to net cash used
    by operating activities:
    Depreciation and amortization expense                   24,452
Changes in assets and liabilities:
        Decrease in accounts receivable                     12,239
        Increase in prepaid expenses                          (170)
        Increase in inventories                            (12,136)
        Increase in accounts payable and bank overdraft     78,174
        Decrease in accrued liabilities                     (4,781)
        Decrease increase in income taxes payable               34
                                                          --------
           NET CASH PROVIDED BY OPERATING ACTIVITIES        10,936
                                                          --------

CASH FLOWS FROM INVESTING ACTIVITIES
    Acquisition of property and equipment                   (5,796)
    Additions to other intangible assets                   (10,810)
                                                          --------
           NET CASH USED BY INVESTING ACTIVITIES           (16,606)
                                                          --------
CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from notes payable to related parties           4,291
    Minority interest                                         (358)
                                                          --------
           NET CASH PROVIDED BY FINANCING ACTIVITIES         3,933
                                                          --------
EFFECT OF FOREIGN CURRENCY TRANSACTIONS ON CASH              1,737
                                                          --------
INCREASE IN CASH AND CASH EQUIVALENTS                         --

CASH AND CASH EQUIVALENTS, beginning of period                --
                                                          --------
CASH AND CASH EQUIVALENTS, end of period                  $   --
                                                          ========
SUPPLEMENTAL DISCLOSURES
Interest paid                                             $ 23,311
Income taxes paid                                         $   --







The accompanying notes are an integral part of these financial statements

SYMPHONY TELECOM INTERNATIONAL, INC.
     AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS



1.  BASIS OF PRESENTATION


Symphony Telecom International, Inc. ("Company") was incorporated on January 15, 1982 as Mammoth Resources, Inc. under the laws of the State of Utah. Pursuant to an Agreement and Plan of Reorganization dated March 9, 2000, the Company acquired all the issued and outstanding shares of Symphony Telecom
International, Inc., a company incorporated under the laws of the State of Delaware, in a non-cash transaction. The Company changed its name to Symphony Telecom International, Inc. by a resolution of the Board of Directors on March 23, 2000

As part of its reorganization, the Company authorized a one for five reverse stock split of existing issued common shares, resulting in the number being reduced from 16,278,357 to 3,255,684. On the same date, and not subject to the reverse stock split, the Company authorized issuance of 7,924,375 common shares in restricted form being a one for one exchange of shares for all the issued and outstanding shares of Symphony Telecom International, Inc. Further, two directors were issued an additional 1,000,000 common shares each and 1,200,000 common shares were issued to consultants for services rendered with the transaction.

As a result of a subsidiary's agreement to purchase business assets and customer listing, an option has been authorized by the board of directors of the subsidiary company for 35,000 common shares at $3.00 per share, expiring December 31, 2000. This agreement has been assumed by the Board of Directors of the Company on its acquisition of Symphony Telecom International, Inc.

The change in control of the Company and the simultaneous March 9, 2000 acquisition of Symphony Telecom, Inc. (Delaware) has been accounted for on the basis of a reverse acquisition, whereby combining financial statements gives effect to the acquired company continuing to report as if it was the acquirer. The financial statements as presented reflect the results of the combined entities.

Symphony Telecom International, Inc. (the acquired company) was incorporated under the laws of the State of Delaware on December 4, 1998, to acquire Symphony Telecom Inc., an affiliated company engaged in providing telephone services principally in southern Ontario, Canada. Symphony Telecom Inc. was formed May 27, 1996 under the Business Corporations Act of Ontario, Canada for the purpose of providing a broad range of telecommunication services including voice and data transmission, internet services, and other related services for North American and international markets. Pursuant to an Agreement and Plan of Reorganization dated March 29, 1999, Symphony Telecom International, Inc.
acquired all of the common shares of Symphony Telecom Inc. in a non-cash transaction on the basis of one Symphony Telecom International, Inc. share for each Symphony Telecom Inc. share. A total of 7,356,875 shares were issued to effect the acquisition. These shares were restricted for purposes of resale. Over a period of twelve months, the right to sell the shares accrued on a straight-line basis.

On February 28, 1999 Symphony Telecom Inc. acquired all of the common shares of Communication Solutions Group Ltd., a company incorporated in Ontario, Canada, which provides voice communication systems for small businesses in southern Ontario, Canada. The acquisition has been accounted for on the basis of the purchase method. The financial statements as presented reflect the results of the combined entities, with results of operations of Communication Solutions Group Ltd. being combined from the date of purchase.

The purchase price of $291,817 was satisfied by payment of cash $92,851, issuing 95,000 common shares of Symphony Telecom Inc. for a stated amount of $99,483 ($1.05 per share) and transferring 200,000 common shares of Canadian Inter-Latin Communications Inc. for a total amount of $99,483 ($.50 per share). Subsequently, in March 1999 the 200,000 common shares of Canadian Inter-Latin Communications Inc. were exchanged for 45,000 common shares of Symphony Telecom International Inc. (Delaware).

The purchase price of $291,817 was allocated as follows:

         Fair market value of net assets                      $        676
         Goodwill                                             $    291,141

Goodwill is being amortized on the straight-line basis with an estimated life of 5 years.

SYMPHONY TELECOM INTERNATIONAL, INC.
     AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS


Included in the combined financial statements are the following amounts attributed to Symphony Telecom Inc. and its subsidiary, Communication Solutions Group Ltd.:

                                         For the              For the ten
                                       year ended            months ended
                                        June 30,               March 31,
                                          2000                   1999
                                          ----                   ----

                  Revenues              $467,239                $97,997
                  Net Loss              $581,997                $63,610

On June 29, 2000, the Company acquired all of the common shares of Linkdata Communications London Ontario Inc., a company incorporated in Ontario, Canada, which is a data communications company providing enterprise networking, network security, DSL, wireless and T1 access and e-mail and virtual hosting services in southern Ontario, Canada. The acquisition has been accounted for on the basis of the purchase method. The financial statements as presented reflect the results of the combined entities; however, there were no post acquisition results of operations of Linkdata Communications London Ontario Inc. to be combined from the date of purchase, June 29, 2000.

The purchase price of $495,160 is to be satisfied by a total payment of cash $270,160, (of which $141,834 was paid at closing with the balance payable over the next 12 months), and issuing 150,000 common shares of Symphony Telecom Inc. for a stated amount of $225,000 ($1.50 per share). The purchase price of $495,160 was allocated as follows:

         Fair market value of net assets                      $      7,501
         Goodwill                                             $    487,659

Goodwill is being amortized on the straight-line basis with an estimated life of 5 years.

The comparative figures as of March 31, 1999 present the prior year-end of the acquired company. The year-end has been changed to June 30, which the Company will retain for all future periods. Results of operations and cash flows for the transition period April 1, 1999 to June 30, 1999 are presented.

2.  GOING CONCERN AND MANAGEMENT PLAN

The Company has minimal capital resources presently available to meet obligations, which normally can be expected to be incurred by similar companies, has recurring operating losses and negative cash flows from operating activities. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company will have to pursue other sources of capital, such as additional equity financing or debt financing. There is no assurance that the Company will be able to obtain such financing; however, in June 2000, the Company conducted a private placement of its stock and raised $780,000. The financial statements do not include any adjustments that might result from the outcome of this going concern uncertainty. Management's plans over the next twelve-month period are to further develop its telecommunications pursuits in North America, mainly through acquisitions that require substantial funding, a significant amount of which is currently being arranged. There is no assurance the Company will be able to obtain such financing.

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States. Outlined below are those policies considered particularly significant for the Company.

CASH AND CASH EQUIVALENTS For purposes of the statement of cash flows, cash and cash equivalents consist of money market funds and demand deposits in banks, purchased with a maturity of three months or less. The Company has no such items at June 30, 2000 and March 31, 1999.

INVENTORY Inventory is valued at the lower of cost or market using the first-in, first out method.

INCOME TAXES The Company filed separate corporate federal income tax returns through December 31, 1998. Due to changes in control occurring in 2000, the Company has no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods.

SYMPHONY TELECOM INTERNATIONAL, INC.
     AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS


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

NET LOSS PER COMMON SHARE Basic per share information is computed by dividing income available to common stockholders by weighted average number of common shares outstanding. There were no warrants and 35,000 common share options outstanding at June 30, 2000, and no warrants or options were outstanding at March 31, 1999.

FAIR VALUE OF FINANCIAL INSTRUMENTS The Company estimates that the fair value of all financial instruments at June 30, 2000 does not differ materially from the aggregate carrying values of its financial instruments recorded in the balance sheet. The estimated fair value of amounts of receivables, accounts payable and accrued liabilities approximate fair value due to their short-term nature. Considerable judgement is necessarily required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

PROPERTY AND EQUIPMENT Computer equipment, office furniture, computer software and telephone equipment are stated at cost. Expenditures for normal maintenance and repairs are charged to expense as incurred. Depreciation is computed using the reducing balance method over the estimated useful lives of the related assets. Depreciation expense was $46,324 for the year ended June 30, 2000, $23,406 for the ten-month period ended March 31, 1999, and $8,240 for the transition period April 1 to June 30, 1999.

                                 Estimated                Rate and
       Asset Class                 Lives                   Method
       -----------               ---------                --------

       Computer Equipment         9 years      30% per annum on reducing balance
       Office Furniture          11 years      20% per annum on reducing balance
       Automobiles                5 years      30% per annum on reducing balance
       Computer Software          5 years      20% per annum on straight-line
       Telephone Equipment        9 years      25% per annum on reducing balance

The details of property and equipment are as follows:

                                                          Net            Net
                                       Accumulated      June 30       March 31
                            Cost      Depreciation       2000           1999
                        -----------   ------------    ----------     ----------
 Computer Equipment     $   175,902   $     72,956    $  102,946     $    5,685
 Office Furniture            53,259         14,319        38,940          5,122
 Automobiles                  9,716          1,457         8,259             -
 Computer Software          101,310         81,048        20,262         44,740
 Telephone Equipment         69,052         27,531        41,521         57,513
                        -----------   ------------    ----------     ----------
                        $   399,523   $    195,854    $  203,669     $  113,060
                        ===========   ============    ==========     ==========

PRINCIPLES OF CONSOLIDATION The financial statements include the accounts of Symphony Telecom International, Inc., a Utah corporation, and its subsidiaries, Linkdata Communications London Ontario Inc., a Canadian corporation, and
Symphony Telecom International, Inc., a Delaware corporation, and its subsidiaries Symphony Telecom Inc. and a subsidiary of Symphony Telecom Inc., Communication Solutions Group Ltd., and Canadian Inter-Latin Communications Inc., and a subsidiary of Canadian Inter-Latin Communications Inc., Canadian Inter-Continental of Ecuador SA All subsidiaries of Symphony Telecom International, Inc. (Delaware) are Canadian corporations except the latter, which was incorporated in Ecuador (collectively, the "Subsidiaries"). All significant inter-company transactions and balances have been eliminated in consolidation. The consolidated group is referred to collectively and individually as the "Company".

MINORITY INTEREST The amount for minority interest represents a 25% interest in the subsidiary, Canadian Inter-Continental Communications of Ecuador SA, a company incorporated under the laws of Ecuador on November 23, 1998. The minority interest in net loss of subsidiary has been credited to income and charged to minority interest.

RECLASSIFICATIONS Certain amounts in the accompanying financial statements have been reclassified to better reflect the Company's operations, in the opinion of management. These reclassifications have been reflected in all amounts shown in the accompanying financial statements.

NEW ACCOUNTING STANDARDS Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130") issued by the FASB is effective for financial statements with fiscal years beginning after December 15, 1997. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The Company adopted SFAS No. 130 as of June 30, 1997.

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

SYMPHONY TELECOM INTERNATIONAL, INC.
     AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS


4. SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION

The Company is Canadian based, and as such carries out its operations in Canada. The subsidiary company in Ecuador has remained inactive since inception. However, the Company includes as one of its target markets the U.S. small business consumer market.

5.  NOTES PAYABLE AND PROMISSORY NOTE

Private individuals have advanced amounts, which are due upon demand, bearing interest ranging from nil% to 25% simple interest per annum. A promissory note in the amount of $18,500 that was secured by certain assets of Symphony Telecom Inc. was repaid subsequent to year-end. Other notes payable are all unsecured, except the balance of the Linkdata Communications London Ontario Inc. purchase which is secured by bank letters of credit.

6.  LONG-TERM DEBT

Long-term debt, presented as notes payable to related parties, is summarized as follows :

                                                         Principal   Discount
                                                        ----------  ----------

      Non-interest-bearing notes payable to directors   $  110,953  $   31,474
                                                        ==========  ==========

Notes payable to directors in the amount of $79,479 are considered long-term, and are non-interest-bearing, with no specific terms for repayment. The discount is based on an imputed interest rate of 10%, and has been recorded as contributed capital.

7.  COMMITMENTS

The Company has leased premises, equipment and automobiles, which have been accounted for as operating leases. Lease payments required over the next five years are as follows:

                        2001     $89,498
                        2002     $60,481
                        2003     $22,053
                        2004     $ 8,407

The Company's rent and lease expenses were $56,909 for the year ended June 30, 2000, $30,221 for the ten-month period ended March 31, 1999, and $6,535 for the transition period April 1 to June 30, 1999.

8. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill represents the excess of the purchase price over the fair value of acquired businesses, and, with other intangible assets, is being amortized on straight-line basis. The life of goodwill arising on acquisitions, and the life of other intangible assets is estimated to have lives of five years. Amortization expense was $71,026 for the year ended June 30, 2000, $57,599 for the ten-month period ended March 31, 1999, and $16,212 for the transition period from April 1 to June 30, 1999.

SYMPHONY TELECOM INTERNATIONAL, INC.
     AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

The details of goodwill and other intangible assets are as follows:

                                                          Net            Net
                                       Accumulated      June 30       March 31
                           Cost       Amortization        2000           1999
                       ------------   ------------   ------------   ------------

        Goodwill       $    840,872   $    102,162   $    738,710   $    317,667
                       ============   ============   ============   ============

9.  FOREIGN ASSETS, REVENUES AND CONSOLIDATED FOREIGN ENTITIES

The Company is presently Canadian based, and as such carries out its operations in Canada. Symphony Telecom International, Inc. and subsidiary companies maintain their books using Canadian dollars. The books of these companies have been translated into U.S. dollars using the current rate method. Gains and losses on foreign currency transactions are included in the consolidated statements of other comprehensive income.

10. SUBSEQUENT EVENTS

Effective July 1, 2000 Symphony Telecom Inc. purchased certain assets, including customer base, accounts receivable, name and other intangible assets less certain trade payables of Mondetta Telecommunications Inc., a company incorporated under the Canada Business Corporations Act, which provides international long distance telephone services, directed mostly to retail and residential ethnic populations across Canada, as well as small business segments.

The transaction was non-cash, with the purchase price of $4,389,311 being satisfied by issue of 1,120,488 common shares of Symphony Telecom International Inc. with each common share having attached a warrant to purchase one common share at the price of $3, expiring September 30, 2001.

Effective July 31, 2000 Symphony Telecom Inc. purchased 61.5% of all the issued and outstanding shares of Telemax Communications Inc., a company incorporated in Ontario, Canada, which promotes and markets prepaid telephone cards for national and international long distance telephone services directed mostly to ethnic populations across Canada. The purchase is to be accounted for using the purchase method of accounting and the results of operations will be consolidated from the effective date of acquisition.

The purchase price of $5,380,000 was satisfied by cash payment of $168,125 on closing, and the issuance of 1,000,000 common shares of Symphony Telecom Inc., which are convertible, by September 30, 2005, into common shares of Symphony Telecom International Inc. for a value representing $2,017,500. The issuance of Symphony Telecom International Inc.'s common shares will be restricted for the purposes of resale for a period of one year. A further three payments of $168,125 each are due and payable up to and including September 30, 2001 upon Telemax Communications Inc.'s first year's revenues reaching cumulative targets of $10,087,500, $20,175,000 and $30,262,500 respectively. Symphony Telecom Inc.
is also to provide Telemax Communications Inc. with four equal payments of $672,500 for working capital by October 30 and December 31, 2000, and March 31 and June 30, 2001.

On August 31, 2000 Symphony Telecom International Inc. purchased 51% of all the shares of Directory Management America Dot Com Inc., a company incorporated in Quebec, Canada, which provides marketing and advertising services, specifically to yellow pages and e-commerce advertising agencies throughout North America, which gives national support for businesses.

The purchase price of $339,790 is an all cash transaction, with $135,916 paid at closing and the balance payable in 3 equal monthly installments.

On August 28, 2000, the Company entered into a private placement agreement with Geek Securities, Inc. to provide, on a best efforts basis, up to $100 million for common shares. In June 2000, Geek Securities, Inc. privately placed 660,000 common shares of Symphony Telecom International, Inc., restricted for the purposes of resale for a period of one year, netting the Company $780,000.