Form 10QSB
period 2000-09-30
SYMPHONY TELECOM INTERNATIONAL INC
filed 2000-11-20
CIK 701304

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


                                ----------------

(Mark One)

    X     QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d)
  ----      OF THE SECURITIES EXCHANGE ACT OF 1934

          For the Quarterly Period Ended September 30, 2000.

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

The number of shares of Common Stock  outstanding  as at November 14, 2000 was:
16,260,409.

Transitional Small Business Disclosure Format (check one):  Yes    No  X .
                                                               ---    ---



                       SYMPHONY TELECOM INTERNATIONAL INC.
                                AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                                                                  (Unaudited)        (Audited)
                                                                                 September 30         June 30
                                                                                     2000              1999
                                                                                     ----              ----
ASSETS

CURRENT ASSETS
    Cash and cash equivalents                                                   $      481,636   $       275,823
    Accounts receivable, net of allowance for doubtful
        accounts of $56,087 and $56,954                                              1,288,781           261,247
    Finished Goods Inventory                                                           128,053            78,933
    Prepaid expenses                                                                   130,064            15,101
                                                                                --------------    --------------
TOTAL CURRENT ASSETS                                                                 2,028,534           631,104
                                                                                --------------    --------------
PROPERTY AND EQUIPMENT
    Automobiles, computer equipment and office furniture                               436,347           229,161
    Computer software                                                                  101,056           101,310
    Telephone equipment                                                                115,627            69,052
                                                                                --------------    --------------
                                                                                       653,030           399,523
    Less: accumulated depreciation                                                   (214,427)         (195,854)
                                                                                --------------    --------------
TOTAL PROPERTY AND EQUIPMENT                                                           438,603           203,669
                                                                                --------------    --------------
OTHER ASSETS

    Goodwill, net                                                                    4,702,960           738,710
                                                                                --------------    --------------
TOTAL OTHER ASSETS                                                                   4,702,960           738,710
                                                                                --------------    --------------
TOTAL ASSETS                                                                    $    7,170,097   $     1,573,483

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
    Bank loans                                                                  $      230,407   $      -
    Accounts payable                                                                 2,347,837           278,708
    Accrued liabilities                                                                 19,985            91,690
    Notes payable                                                                      782,709           167,789
    Income taxes payable                                                                   200               203
    Current portion of leases payable                                                   36,484          -
                                                                                --------------    --------------
TOTAL CURRENT LIABILITIES                                                            3,417,622           538,390
                                                                                --------------    --------------
OTHER LIABILITIES
    Leases payable                                                                      68,053          -
    Notes payable to related parties                                                    62,142            79,479
                                                                                --------------    --------------
TOTAL OTHER LIABILITIES                                                                130,195            79,479
                                                                                --------------    --------------
TOTAL CURRENT AND OTHER LIABILITIES                                                  3,547,817           617,869

MINORITY INTEREST                                                                    (111,032)           (5,471)
STOCKHOLDERS' EQUITY
    Common stock: $0.001 par value, 50,000,000 shares authorized;
        17,081,230 and 15,918,809 shares  issued and outstanding                        17,081            15,919
    Additional paid-in capital                                                       5,520,447         1,953,190
    Contributed capital                                                                 31,474            31,474
    Accumulated deficit                                                            (1,870,585)       (1,042,134)
    Accumulated other comprehensive income (loss)
        Cumulative translation adjustments                                              34,895             2,636
                                                                                --------------    --------------
TOTAL STOCKHOLDERS' EQUITY                                                           3,733,312           961,085
                                                                                --------------    --------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $    7,170,097   $     1,573,483


The accompanying notes are an integral part of these financial statements 1.



                       SYMPHONY TELECOM INTERNATIONAL INC.
                                AND SUBSIDIARIES
                    Consolidated Statements of Operations and
                           Other Comprehensive Income

          For the Three-Month Periods Ended September 30, 2000 and 1999
                                   (Unaudited)
                                                                                    September 30 September 30
                                                                                      2000              1999
                                                                                      ----              ----
REVENUE

    Telephone services                                                           $    1,046,032   $        28,667
    Phone cards                                                                         671,015          -
    Sales of equipment and systems                                                      195,332           136,642
    Internet services                                                                    43,705          -
    Maintenance contracts                                                                11,996             6,657
                                                                                 --------------    --------------
    TOTAL SALES                                                                       1,968,080           171,966
                                                                                 --------------    --------------

COST OF GOODS SOLD
    Cost of telephone services                                                          587,355            16,877
    Cost of phone cards                                                                 631,039          -
    Cost of equipment and systems sold                                                  132,930            77,152
    Cost of internet services                                                            32,147          -
    Cost of directory management                                                          8,602         -
                                                                                 --------------    -------------
    TOTAL COST OF GOODS SOLD                                                          1,392,073            94,029
                                                                                 --------------    --------------

GROSS PROFIT                                                                            576,007            77,937
                                                                                 --------------    --------------
SELLING & GENERAL EXPENSES
    Selling expense                                                                      60,432          -
    General and administrative expense                                                1,209,923            66,145
    Amortization and depreciation                                                       259,794            26,756
                                                                                 --------------    --------------

    TOTAL SELLING & GENERAL EXPENSES                                                  1,530,149            92,901
                                                                                 --------------    --------------

        (LOSS) FROM OPERATIONS                                                        (954,142)          (14,964)
                                                                                 --------------    --------------

OTHER (INCOME) AND EXPENSES
    Other (income)                                                                     (14,933)          -
    Other expenses:
         Bad debts                                                                        9,353          -
         Interest expense                                                                16,767               932
                                                                                 --------------    --------------
         Total other expenses                                                            26,120               932
                                                                                 --------------    --------------

    TOTAL OTHER (INCOME) AND EXPENSES                                                    11,187               932
                                                                                 --------------    --------------

NET (LOSS) BEFORE  MINORITY INTEREST IN EARNINGS
     OF CONSOLIDATED SUBSIDIARIES                                                     (965,329)          (15,896)

MINORITY INTEREST IN EARNINGS OF
     CONSOLIDATED SUBSIDIARIES                                                          106,878               214
                                                                                 --------------    --------------

        NET (LOSS)                                                                    (858,451)          (15,682)
                                                                                 --------------    --------------

 OTHER COMPREHENSIVE INCOME
    Foreign currency translation adjustments                                             32,259             5,652
                                                                                 --------------    --------------

     TOTAL OTHER COMPREHENSIVE INCOME                                                    32,259             5,652
                                                                                 --------------    --------------

           TOTAL COMPREHENSIVE (LOSS)                                            $    (826,192)   $      (10,030)
Weighted average number of common shares outstanding
     primary                                                                         17,063,230         7,356,875
     fully diluted                                                                   19,932,381         7,391,875
Basic net (loss) per share
      primary                                                                    $       (0.05)   $      -
     fully diluted                                                               $       (0.04)   $      -


The accompanying notes are an integral part of these financial statements 2.



                       SYMPHONY TELECOM INTERNATIONAL INC.
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
          For the Three-Month Periods Ended September 30, 2000 and 1999
                                   (Unaudited)

                                                                                     September 30    September 30
                                                                                          2000             1999
                                                                                          ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss)                                                                           $    (858,451)  $      (15,682)
Adjustments to reconcile net (loss) to net cash used
    by operating activities:
    Depreciation and amortization expense                                                   259,794           26,756
    Changes in assets and liabilities:
        (Increase) decrease in accounts receivable                                      (1,027,533)           10,345
        (Increase) in prepaid expenses                                                    (114,964)            (377)
        (Increase) in inventories                                                          (49,120)         (10,470)
        Increase (decrease) in accounts payable and bank loans                            2,299,537         (19,001)
        (Decrease) in accrued liabilities                                                  (71,706)          (1,740)
        (Decrease) in income taxes payable                                                      (3)         -
                                                                                     --------------   --------------

           NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                                 437,554         (10,169)
                                                                                     --------------   --------------
CASH FLOWS FROM INVESTING ACTIVITIES
    (Acquisition) of property and equipment                                               (253,506)         -
    (Additions) to other intangible assets                                              (1,854,450)         -
                                                                                     --------------   --------------

           NET CASH (USED) BY INVESTING ACTIVITIES                                      (2,107,956)         -
                                                                                     --------------   --------------
CASH FLOWS FROM FINANCING ACTIVITIES
    Advances from leases payable                                                            104,537         -
    Proceeds from notes payable                                                             614,920            4,425
    (Repayment of) notes payable to related parties                                         (17,338)          (1,335)
    Proceeds from common stock                                                            1,256,235         -
    Minority interest                                                                     (105,561)            (203)
                                                                                     --------------   --------------


           NET CASH PROVIDED BY FINANCING ACTIVITIES                                      1,852,793            2,887
                                                                                     --------------   --------------

EFFECT OF FOREIGN CURRENCY TRANSACTIONS ON CASH                                              23,422            7,282
                                                                                     --------------   --------------

INCREASE IN CASH AND CASH EQUIVALENTS                                                       205,813         -
CASH AND CASH EQUIVALENTS, beginning of period                                              275,823         -
                                                                                     --------------   --------------
CASH AND CASH EQUIVALENTS, end of period                                             $      481,636  $      -

SUPPLEMENTAL DISCLOSURES
Interest paid                                                                        $     (16,767)  $         (932)
Income taxes paid                                                                    $      -         $      -
Schedule of non-cash investing and financing activities:
    Acquisition of Telemax Communications Inc.                                       $    1,005,236  $      -
    Purchase of net assets from Mondetta Telecommunications Inc.                     $    1,366,950  $      -



The accompanying notes are an integral part of these financial statements

                       SYMPHONY TELECOM INTERNATIONAL INC.
                                AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS

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

The transaction was non-cash, with the purchase price of $3,990,660 being satisfied by issue of 820,821 common shares of Symphony Telecom International Inc. with each common share having attached a warrant to purchase one common share at the price of $3, expiring September 30, 2001.

Effective July 31, 2000 Symphony Telecom Inc. purchased 61.5% of all the issued and outstanding shares of Telemax Communications Inc., a company incorporated in Ontario, Canada, which promotes and markets prepaid telephone cards for national and international long distance telephone services directed mostly to ethnic populations across Canada. The purchase was accounted for using the purchase method of accounting and the results of operations have been consolidated from the effective date of acquisition.

                       SYMPHONY TELECOM INTERNATIONAL INC.
                                AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS


The purchase price of $4,830,361 was satisfied by cash payment of $166,277 on closing, and the issuance of 1,000,000 common shares, each attached with a one share warrant, of Symphony Telecom Inc., which are convertible, by September 30, 2005, into common shares of Symphony Telecom International Inc. for a value representing $1,995,330. The issuance of Symphony Telecom International Inc.'s common shares will be restricted for the purposes of resale for a period of one year. A further three payments of $166,278 each are due and payable up to and including September 30, 2001 upon Telemax Communications Inc.'s first year's revenues reaching cumulative targets of $10,087,500, $20,175,000 and $30,262,500 respectively. Symphony Telecom Inc. is also to provide Telemax Communications Inc. with four equal payments of $672,500 for working capital by October 30 and December 31, 2000, and March 31 and June 30, 2001.

On August 31, 2000 Symphony Telecom International Inc. purchased 51% of all the shares of 9041-6868 Quebec Inc. operating as Directory Management America Dot Com, a company incorporated in Quebec, Canada, which provides marketing and advertising services, specifically to yellow pages and e-commerce advertising agencies throughout North America, which gives national support for businesses.

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

In the opinion of management, the accompanying interim financial statements, prepared in accordance with the instructions for Form 10-QSB, are unaudited and contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the fiscal year ending June 30, 2001.

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

CASH AND CASH EQUIVALENTS For purposes of the statement of cash flows, cash and cash equivalents consist of money market funds and demand deposits in banks, purchased with a maturity of three months or less. The Company has no such items at September 30, 2000 and 1999.

ACCOUNTS RECEIVABLE In the purchase of net assets from Mondetta Telecommunications Inc. 70% of accounts receivable were factored. At September
30, 2000 accounts receivable which have been factored totaled $597,782 and $418,447 has been included in accounts payable.

                       SYMPHONY TELECOM INTERNATIONAL INC.
                                AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS

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

NET LOSS PER COMMON SHARE Basic per share information is computed by dividing income available to common stockholders by weighted average number of common shares outstanding. There were 820,821 warrants and 1,995330 common share options outstanding at September 30, 2000, and 35,000 common share options were outstanding at September 30, 1999.

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

PROPERTY AND EQUIPMENT Computer equipment, office furniture,systems software and telephone equipment are stated at cost. Expenditures for normal maintenance and repairs are charged to expense as incurred. Depreciation is computed using reducing balance method based upon the estimated useful lives of the related assets. Depreciation expense was $20,964 for the three-month period ended September 30, 2000 and $9,157 for the three-month period ended September 30, 1999.

PRINCIPLES OF CONSOLIDATION The financial statements include the accounts of Symphony Telecom International, Inc. a Utah corporation and its subsidiaries, Linkdata Communications London, Ontario Inc., 9041-6868 Quebec Inc., Canadian corporations, and Symphony Telecom International Inc., a Delaware corporation, and its subsidiaries Symphony Telecom Inc. and subsidiaries of Symphony Telecom Inc., Communication Solutions Group Ltd., and Telemax Communications Inc. and Canadian Inter-Latin Communications Inc., and a subsidiary of Canadian Inter-Latin Communications Inc., Canadian Inter-Continental of Ecuador SA All subsidiaries of Symphony Telecom International, Inc. (Delaware) are Canadian corporations except the latter incorporated in Ecuador (collectively, the "Subsidiaries"). All significant inter-company transactions and balances have been eliminated in consolidation. The consolidated group is referred to collectively and individually as the "Company".

MINORITY INTEREST The amount for minority interest represents 25% interest in subsidiary, Canadian Inter-Continental Communications of Ecuador SA, a company incorporated under the laws of Ecuador on November 23, 1998; 38.5% interest in subsidiary, Telemax Communications Inc. a company incorporated in Ontario, Canada; 49% interest in 9041-6868 Quebec Inc.; and 21% interest in Symphony Telecom Inc., a company incorporated in Ontario, Canada. The minority interest in net loss of subsidiaries has been credited to income and charged to minority interest.

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

                       SYMPHONY TELECOM INTERNATIONAL INC.
                                AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS

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

4.  NOTES PAYABLE AND PROMISSORY NOTE

Officers and directors of subsidiary companies have advanced amounts, which are due and payable on due upon demand, bearing interest ranging from nil% to 25% simple interest per annum. Notes payable are all unsecured

5.  LONG-TERM DEBT

Long-term debt is summarized as follows :
                                                           Principal    Discount

        Noninterest-bearing notes payable to directors   $  93,616      $ 31,474

Notes payable to directors are considered long-term, and are noninterest-bearing with no specific terms for repayment. Discount is based on imputed interest rate of 10%, and has been recorded as contributed capital.

6.  COMMITMENTS

On October 15, 2000 the Company moved its head office to Brampton, Ontario, Canada and has entered into a five year lease on 20,000 square foot building, prepaying one year's rent of $86,464. The Company's total rent and lease expense was $35,383 for the three-month period ended September 30, 2000 and $12,322 for the three-month period ended September 30, 1999. The Company has leased premises, equipment and automobiles, which have been accounted for as operating leases. Lease payments required over the next five years are as follows:

                  2001     $219,498
                  2002     $190,481
                  2003     $152,053
                  2004     $138,407
                  2005     $130,000

7. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill represents the excess of the purchase price over the fair value of acquired businesses and, with other intangible assets, is being amortized on straight-line basis. The life of goodwill arising on acquisitions, and the life of other intangible assets is estimated to have lives of five years. Amortization expense was $238,830 for the three- month period ended September 30, 2000 and $17,599 for the three-month period ended September 30, 1999.

The details of goodwill and other intangible assets are as follows:

                                                     Net              Net
                               Accumulated      September 30        June 30
                Cost          Amortization          2000             2000
           --------------     ------------          ----             ----

Goodwill   $    5,037,508   $       334,548     $   4,702,960     $   738,710


8.  FOREIGN ASSETS, REVENUES AND CONSOLIDATED FOREIGN ENTITIES

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The company has made several acquisitions that have had an impact on the performance of the company and resulted in substantial material changes in revenues, expenses and other items compared to the same quarter last year.

On June 29, 2000, the company acquired all of the common shares of Linkdata Communications London Ontario Inc., a company incorporated in Ontario, Canada, which is a data communications company providing enterprise networking; network security; DSL; wireless and T1 access; e-mail and virtual hosting services in Southern Ontario, Canada.

Effective July 1, 2000 (while we agreed that this would be, for all intent and purposes, the effective date for the transaction to determine who was entitled to receivables, and to consider adjustments, etc., we made the closing on or about September 30, 2000), Symphony Telecom, Inc., a subsidiary of the Company, purchased certain assets, including customer base, accounts receivable, name and other intangible assets less certain trade payables, of Mondetta
Telecommunications Inc., a company incorporated under the Canada Business Corporations Act, which provides international long distance telephone services, directed mostly to retail and residential ethnic populations across Canada, as well as small business segments. The Mondetta Division is now operated under Mondetta Communications Corp. a wholly owned subsidiary of Symphony Telecom Inc.

Effective July 31, 2000 (while we agreed that this would be, for all intent and purposes, the effective date for the transaction to determine who was entitled to receivables, and to consider adjustments, etc., we made the closing on or about September 30, 2000), Symphony Telecom Inc. purchased 61.5% of all the issued and outstanding shares of Telemax Communications Inc., a company incorporated in Ontario, Canada, which promotes and markets prepaid telephone cards for national and international long distance telephone services directed mostly to customers in Canada.

On August 31, 2000, our Company purchased 51% of all the shares of Directory Management America Dot Com Inc., a company incorporated in Quebec, Canada, which provides marketing and advertising services, specifically to yellow pages and e-commerce advertising agencies throughout North America.

The  above   Agreements   are   subject   to   numerous   representations,   and
conditions,including payment of the balance of the purchase price.

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

RESULTS OF OPERATIONS - FIRST QUARTER OF FISCAL 2001 COMPARED TO FIRST QUARTER 2000

Symphony's net revenues in fiscal Q1 2001 increased by 1,044% compared to Q1 2000 as a result of consolidation of the acquisitions made during the period. Net revenues for Symphony's Interconnect and Telephone Services operations, not including the effects of any in-year acquisitions, increased by 50.4% in Q1 2001 compared to Q1 2000 as a result of the growth of the direct sales force. Sales results within the Telephone services category increased by 3548% reflecting the addition of the customer base of Mondetta Telecommunications Inc. which was effective as of the beginning of the Quarter. For Q1 2001, sales of Telephone Services comprised a majority (53%) of Symphony's consolidated net revenues. The majority of sales of Internet Services are attributable to the acquisition of Linkdata Communications in June 2000. Sales in the Phone Card segment are all the results of the acquisition, during the period, of Telemax Communications Inc. The company acquired 61.5% of the outstanding shares of Telemax effective July 31, 2000.

The company's gross margin at 29% in Q1 2001 compared to 45% in Q1 2000. Within the Telephone Services operating segment, cost of sales was negatively impacted by costs associated with the transition of the customer base from Mondetta Telecommunications Inc. to Symphony. Gross margin in this sector is expected to return to the 41% level achieved in 1Q2000. Margins on equipment and systems declined from 43% to 32% reflecting fluctuating margins on voice and data equipment. Cost of goods sold in the directory management category reflects the results of startup operations of Directory Management America.com.

Selling, General and Administrative expenses for 1Q2001 compared to 1Q2000 indicates an substantial increase which parallels the increase in Revenue and is primarily the result of the consolidation of the acquisitions, additional cost incurred with the integration of the Mondetta customer base and increases in SG&A due to a build up of sales staff in the current quarter.

Minority interest reflects the interest of Telemax in the Canadian subsidiary Symphony Telecom Inc.

FINANCIAL CONDITION

As of September 30, 2000 the company has cash on hand which management believe will meet the requirements through mid-2001. The company believes that by relying on its private placement offerings of shares, and upon anticipated cash flow from business acquisitions, it will meet it's current commitments and requirements for the balance of the year. Management believes that the ability of the Company to achieve substantial profitability is conditioned upon several variables, including the successful operation of acquisitions and their future operating results. The Company has been substantially dependent on the proceeds of various offerings of its securities to fund its operating expenses. The Company has not engaged in any material borrowing activity, has minimal loan arrangement with any commercial lending institution, and anticipates receiving traditional commercial debt financing in the foreseeable future

The major source of cash during the first three months of 2001 was cash provided by financing activities of $1.256 million. Major uses of cash during the period included the results of acquisition activity and $858,451 to fund ongoing operations.

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

OUTLOOK

Symphony Telecom is one of a new breed of service providers, fostered by increasing deregulation of the telephone industry around the world, positioning itself to take advantage of the opportunities for change by quickly implementing market solutions using a new generation of equipment and technology. Our goal is to present ourselves as an Integrated Communications Provider (ICP) with a full suite of voice and data services for residential and business consumers. Our focus is on meeting the needs of the marketplace and, through the efforts and creativity of our account executives and customer engineers, to present our customers with the best communications solution for their needs.

To do this Symphony Telecom is addressing several strategic elements in our infrastructure and network capabilities. We intend to be represented by well-trained, knowledgeable account executives and engineers. In this regard
Symphony has contracted a professional recruiting firm to find and recruit seasoned telecom sales executives. We are complementing their industry knowledge with extensive in-house training on convergent services. We are building a services delivery network leveraging a packet-based infrastructure with an application-focussed value proposition to deliver all of the advantages of the new network technologies to our customers. To this end Symphony has purchased services from Nortel Networks Global Professional Services organisation which will assist us in designing the network of the future and assist in the development of the business model for a Next Generation Competitive Local Exchange Carrier (CLEC) and Applications Services Provider (ASP).

We plan to grow our domestic and international long distance services market and improve profitability through implementation of a cost-effective international inter-exchange carrier (IXC) network. Symphony Telecom has targeted certain acquisitions that have the capacity to propel us into a leadership position in the carrier segment. Combining our Telemax Communications Inc. pre-paid card operations, Mondetta Communications Corp. equal access services and Symphony Telecom's equal access services we currently originate in the order of 100 million minutes per month of long distance traffic through our domestic sales of pre-paid and post-paid services. We plan to implement local switches and leased facilities to expand this traffic and, through our acquisition strategy, we anticipate having a low cost international network that will greatly enhance our profit margins while allowing us to continue to offer superior value to our customers.

We have adopted the slogan "Symphony Telecom, Simply Different" to indicate that, unlike most of the new generation of telecom companies, which are niche or single technology oriented, we are customer oriented and global in the scope of the services and systems we offer. We are one of the few advanced, full service global network providers. We have recruited top executives with extensive experience at companies such as Nortel Networks, Bell Canada and AT&T and have engaged the assistance of a leading equipment vendor to ensure that the network solutions and operations systems we employ today will meet the evolving needs of tomorrows emerging lucrative markets.

Forward Statements. Certain statements herein constitute forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "could," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue" or the negative of such terms or other comparable terminology. Although expectations reflected in the forward-looking statements are believed to be reasonable, there is no guarantee of future results, levels of activity, performance, or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of such statements. The Company does not undertake to update any of the forward-looking statements herein.

                                  SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYMPHONY TELECOM INTERNATIONAL, INC.

/s/  Gilles Trahan, C.E.O.
--------------------------
(principal executive and financial officer)

Date:   August 21, 2000