Form 10QSB
period 2000-12-31
SYMPHONY TELECOM INTERNATIONAL INC
filed 2001-02-14
CIK 701304

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


                                ----------------

(Mark One)

    X     QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d)
  ----      OF THE SECURITIES EXCHANGE ACT OF 1934

          For the Quarterly Period Ended December 31, 2000.

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

                      SYMPHONY TELECOM INTERNATIONAL, INC.


                              FINANCIAL STATEMENTS

                           DECEMBER 31, 2000 and 1999


                                   (Unaudited)

                      SYMPHONY TELECOM INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                           DECEMBER 31, 2000 and 1999
                                   (Unaudited)


                                    CONTENTS

                                                                            Page

FINANCIAL STATEMENTS

    Consolidated Balance Sheets                                                1

    Consolidated Statements of Operations and Other Comprehensive Income       2

    Consolidated Statements of Cash Flows                                      3

    Notes to Financial Statements                                         4 - 10



                      SYMPHONY TELECOM INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                           Consolidated Balance Sheets



                                                                              (Unaudited)     (Audited)
                                                                              December 31      June 30
                                                                                  2000           2000
                                                                                  ----           ----

ASSETS

CURRENT ASSETS
    Cash and cash equivalents                                                 $   341,544    $   275,823
    Accounts receivable, net of allowance for doubtful
        accounts of $40,016 and $56,954                                         2,574,283        261,247
    Note receivable                                                               400,134           --
    Finished Goods Inventory                                                      145,182         78,933
    Prepaid expenses                                                              129,418         15,101
                                                                              -----------    -----------

TOTAL CURRENT ASSETS                                                            3,590,561        631,104
                                                                              -----------    -----------

PROPERTY AND EQUIPMENT
    Automobiles, computer equipment and office furniture                          645,183        229,161
    Computer software                                                             107,417        101,310
    Telephone equipment                                                           120,310         69,052
                                                                              -----------    -----------
                                                                                  872,910        399,523
    Less: accumulated depreciation                                               (248,635)      (195,854)
                                                                              -----------    -----------

TOTAL PROPERTY AND EQUIPMENT                                                      624,275        203,669
                                                                              -----------    -----------

OTHER ASSETS
    Goodwill, net                                                               4,351,098        738,710
                                                                              -----------    -----------

TOTAL OTHER ASSETS                                                              4,351,098        738,710
                                                                              -----------    -----------

TOTAL ASSETS                                                                  $ 8,565,934    $ 1,573,483
                                                                              ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Bank loans                                                                $   117,263    $      --
    Accounts payable                                                            2,168,219        278,708
    Accrued liabilities                                                           183,446         91,690
    Notes payable                                                               1,421,479        167,789
    Income taxes payable                                                             --              203
    Current portion of leases payable                                              36,484           --
                                                                              -----------    -----------

TOTAL CURRENT LIABILITIES                                                       3,926,891        538,390
                                                                              -----------    -----------

OTHER LIABILITIES
    Deferred income taxes                                                             265           --
    Leases payable                                                                  62,25           --
    Notes payable to related parties                                               38,260         79,479
                                                                              -----------    -----------

TOTAL OTHER LIABILITIES                                                           100,775         79,479
                                                                              -----------    -----------

TOTAL CURRENT AND OTHER LIABILITIES                                             4,027,666        617,869

MINORITY INTEREST                                                                  72,077         (5,471)

STOCKHOLDERS' EQUITY
    Common stock: $0.001 par value, 50,000,000 shares authorized;
        17,373,809 and 15,918,809 shares  issued and outstanding                   17,374         15,919
    Additional paid-in capital                                                  7,039,123      1,953,190
    Contributed capital                                                            31,474         31,474
    Retained earnings (deficit)                                                (2,635,958)    (1,042,134)
    Accumulated other comprehensive income (loss)
        Cumulative translation adjustments                                         14,178          2,636
                                                                              -----------    -----------

TOTAL STOCKHOLDERS' EQUITY                                                      4,466,191        961,085
                                                                              -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $ 8,565,934    $ 1,573,483
                                                                              ===========    ===========


The accompanying  notes  are an integral part of these financial statements


                      SYMPHONY TELECOM INTERNATIONAL, INC.
                                AND SUBSIDIARIES
      Consolidated Statements of Operations and Other Comprehensive Income
          For the Six and Three Months Ended December 31, 2000 and 1999
                                   (Unaudited)

                                                       Three Months    Three Months     Six Months      Six Months
                                                          Ended           Ended           Ended           Ended
                                                       December 31,    December 31,    December 31,    December 31,
                                                            2000            1999            2000            1999
                                                            ----            ----            ----            ----

REVENUE
    Phone cards                                        $  2,529,944    $       --      $  3,134,306    $       --
    Telephone services                                      930,080          55,050       1,935,490          78,014
    Sales of equipment and systems                          106,861          65,371         296,444         205,830
    Internet services                                        47,135             137          88,917             135
    Directory management                                     17,660            --            17,176            --
    Maintenance contracts                                     4,847           1,032          16,537           7,686
                                                       ------------    ------------    ------------    ------------
    TOTAL SALES                                           3,636,527         121,590       5,488,870         291,665
                                                       ------------    ------------    ------------    ------------

COST OF GOODS SOLD
    Cost of phone cards                                   1,731,762            --         2,318,598            --
    Cost of telephone services                              462,336          35,918       1,028,538          52,378
    Cost of equipment and systems sold                       94,230          65,478         205,619         139,940
    Cost of internet services                                42,327            --            71,800            --
    Cost of directory management                             17,274            --            18,417            --
                                                                                       ------------    ------------
    TOTAL COST OF GOODS SOLD                              2,347,929         101,396       3,642,972         192,318
                                                       ------------    ------------    ------------    ------------

GROSS PROFIT                                              1,288,598          20,194       1,845,898          99,347
                                                       ------------    ------------    ------------    ------------

SELLING & GENERAL EXPENSES
    Selling expense                                          67,959           5,855         110,615           6,436
    General and administrative expense                    1,487,366          98,637       2,672,564         167,635
    Amortization and depreciation                           278,459          31,023         524,012          54,532
                                                       ------------    ------------    ------------    ------------
    TOTAL SELLING & GENERAL EXPENSES                      1,833,784         135,515       3,307,191         228,603
                                                       ------------    ------------    ------------    ------------

        (LOSS) FROM OPERATIONS                             (545,186)       (115,321)     (1,461,293)       (129,256)
                                                       ------------    ------------    ------------    ------------

OTHER (INCOME) AND EXPENSES
    Other (income)                                             (639)             (2)         (5,312)             (5)
    Other expenses:
         Bad debts                                            9,864          10,954          18,548          10,820
         Interest expense                                    26.669          35,906          42,882          19,789
                                                       ------------    ------------    ------------    ------------
         Total other expenses                                36,533          46,860          61,430          30,609
                                                       ------------    ------------    ------------    ------------

    TOTAL OTHER (INCOME) AND EXPENSES                        35,894          46,858          56,118          30,604

NET (LOSS) BEFORE  INCOME TAXES AND MINORITY
      INTEREST IN EARNINGS OF CONSOLIDATED
      SUBSIDIARIES                                         (581,080)       (162,179)     (1,517,411)       (159,860)

INCOME TAXES (RECOVERED)                                       --            (1,108)           --            (1,094)
MINORITY INTEREST IN EARNINGS OF
     CONSOLIDATED SUBSIDIARIES                              118,398            (437)         76,413            (660)
                                                       ------------    ------------    ------------    ------------

NET (LOSS)                                                 (699,478)       (160,634)     (1,593,824)       (158,106)
                                                       ------------    ------------    ------------    ------------

 OTHER COMPREHENSIVE INCOME (LOSS)
    Foreign currency translation adjustments                (20,781)          4,175          11,542           8,350
                                                       ------------    ------------    ------------    ------------

    TOTAL OTHER COMPREHENSIVE INCOME                        (20,781)          4,175          11,542           8,350
                                                       ------------    ------------    ------------    ------------

           TOTAL COMPREHENSIVE (LOSS)                  $   (720,259)   $   (156,459)   $ (1,582,282)   $   (149,756)
                                                       ============    ============    ============    ============

Weighted average number of common shares outstanding
     Primary                                             17,373,809       7,356,875      17,373,809       7,356,875
                                                       ============    ============    ============    ============

     Fully diluted                                       20,384,139       7,391,875      20,384,139       7,391,875
                                                       ============    ============    ============    ============

Basic net (loss) per share
      Primary                                          $      (0.04)   $       --      $     (0.09)    $       --
                                                       ============    ============    ============    ============
      Fully diluted                                    $      (0.03)   $         -     $     (0.08)    $       --
                                                       ============    ============    ============    ============

The accompanying notes are and integral part of these financial statements








                      SYMPHONY TELECOM INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
           For the Six-Month Periods Ended December 31, 2000 and 1999
                                   (Unaudited)

                                                               December 31     December 31
                                                                   2000           1999
                                                                   ----           ----


CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss)                                                     $(1,593,824)   $  (158,106)
Adjustments to reconcile net (loss) to net cash used
    by operating activities:
    Imputed interest                                                16,323           --
    Depreciation and amortization expense                          539,990         54,532
    Changes in assets and liabilities:
        (Increase) decrease in accounts receivable              (2,313,034)        (6,034)
        (Increase) in notes receivable                            (400,134)          --
        (Increase) in prepaid expenses                            (114,318)         3,466
        (Increase) in inventories                                  (66,249)         8,822
        Increase (decrease) in accounts payable                  1,889,510          7,110
        (Decrease) in accrued liabilities                           91,754         22,892
        Increase in deferred income taxes                              265           --
        (Decrease) in income taxes payable                            (203)        (1,108)
                                                               -----------    -----------

           NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES     (1,949,920)       (68,426)
                                                               -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
    (Acquisition) of property and equipment                       (473,385)         1,338
    (Additions) to other intangible assets                      (1,684,793)         2,496
                                                               -----------    -----------

           NET CASH (USED) BY INVESTING ACTIVITIES              (2,158,178)         3,834
                                                               -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from bank loans                                       117,263           --
    Proceeds from leases payable                                    98,734           --
    Proceeds from notes payable                                  1,253,690         64,481
    (Repayment of) notes payable to related parties                (57,542)        (7,174)
    Proceeds from common stock                                   2,692,831           --
    Minority interest                                               77,548           (536)
                                                               -----------    -----------

           NET CASH PROVIDED BY FINANCING ACTIVITIES             4,182,524         56,771
                                                               -----------    -----------

EFFECT OF FOREIGN CURRENCY TRANSACTIONS ON CASH                     (8,705)         7,821
                                                               -----------    -----------

INCREASE IN CASH AND CASH EQUIVALENTS                               65,721           --

CASH AND CASH EQUIVALENTS, beginning of period                     275,823           --
                                                               -----------    -----------

CASH AND CASH EQUIVALENTS, end of period                       $   341,544    $      --
                                                               ===========    ===========


SUPPLEMENTAL DISCLOSURES
Interest paid                                                  $    26,559    $    19,789
Income taxes paid                                              $      --      $      --
Schedule of non-cash investing and financing activities:
Purchase of net assets from Mondetta Telecommunications Inc.   $ 2,408,464    $      --



The accompanying notes are and integral part of these financial statements

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

As a result of a subsidiary's agreement to purchase business assets and customer listing, an option has been authorized by the board of directors of the subsidiary company for 35,000 common shares at $3.00 per share, expiring December 31, 2000. This agreement has been assumed by the Board of Directors of the Company on its acquisition of Symphony Telecom International, Inc. As of December 31, 2000 this option has not been exercised.

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

The transaction was non-cash after assumption of net liabilities of $786,956, with the total purchase price of $3,195,420; Net purchase price of $2,408,464 being satisfied by issue of 1,050,000 common shares of Symphony Telecom International Inc. with each common share having attached a warrant to purchase one common share at the price of $3, expiring September 30, 2001. Subsequently, in October 2000, all the assets acquired from Mondetta were transferred into a newly incorporated company in Ontario Canada, named Mondetta Communications Corp.

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

On August 28, 2000, the Company entered into a private placement agreement with Geek Securities, Inc. to provide, on a best efforts basis, up to $100 million for common shares. In June 2000, Geek Securities, Inc. privately placed 660,000 common shares of Symphony Telecom International, Inc., restricted for the purposes of resale for a period of one year, netting the Company $780,000. In December 2000, the Company concluded its agreement with Geek Securities, Inc.

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

CASH AND CASH EQUIVALENTS For purposes of the statement of cash flows, cash and cash equivalents consist of money market funds and demand deposits in banks, purchased with a maturity of three months or less. The Company has no such items at December 31, 2000 and 1999.

ACCOUNTS RECEIVABLE In the purchase of net assets from Mondetta Telecommunications Inc. 70% of accounts receivable were factored. At December
31, 2000 accounts receivable, which have been factored totaled $46,387 and $32,471 has been included in accounts payable.

INVENTORY Inventory is valued at the lower of cost or market using the first-in, first out method.

                      SYMPHONY TELECOM INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS


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

NET LOSS PER COMMON SHARE Basic per share information is computed by dividing income available to common stockholders by weighted average number of common shares outstanding. There were 1,050,000 warrants and 1,960,330 common share options outstanding at December 31, 2000, and 35,000 common share options were outstanding at December 31, 1999.

FAIR VALUE OF FINANCIAL INSTRUMENTS The Company estimates that the fair value of all financial instruments at December 31, 2000 does not differ materially from the aggregate carrying values of its financial instruments recorded in the balance sheet. The estimated fair value of amounts of receivables, accounts payable and accrued liabilities approximate fair value due to their short-term nature. Considerable judgement is necessarily required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

PROPERTY AND EQUIPMENT Computer equipment, computer software, automobiles, office furniture and telephone equipment are stated at cost. Expenditures for normal maintenance and repairs are charged to expense as incurred. Depreciation is computed using reducing balance method based upon the estimated useful lives of the related assets. Depreciation expense was $56,595 for the six-month period ended December 31, 2000 and $19,285 for the six-month period ended December 31, 1999.

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

                      SYMPHONY TELECOM INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS


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

4.  NOTE RECEIVABLE

The Company advanced a non-interest bearing loan of $400,134 to North American Gateway Inc. in the form of a promissory note, with personal guarantees of the principal shareholder for the first $200,000, and a general security over the company's assets for the remainder. The term is for one year maturing in October 2001.

5.  BANK LOANS

Bank loans comprise:

                  Small Business Loan                 $   30,568
                  Line of credit                          86,695
                                                      ----------

                                                      $  117,263
                                                      ==========

The Company's subsidiary company Telemax Communications Inc. has been provided a Small Business Loan by its bankers in the amount of $166,725, with interest at the bank's prime plus 2.5%, which is secured by property and equipment. Telemax Communications Inc. has repaid $136,157 and the balance payable at December 31, 2000 is $30,568. Repayment is $2,779 monthly plus interest and matures September 30, 2001. Telemax Communications Inc. has also been provided with a line of credit facility of up to $200,000 with interest at the bank's prime plus 1.25%, secured by a general security agreement over the company's assets. At December 31, 2000 the company had drawn down $86,695.

6.  NOTES PAYABLE AND PROMISSORY NOTES

Notes and promissory notes comprise the following:

                                                       December 31,     June 30,
                                                           2000          2000
                                                           ----          ----

 Officers and directors of subsidiary companies        $   716,880      $ 13,693
 Private notes                                                   -         7,270
 Balance payable on acquisition of
      Linkdata Communications London Ontario Inc.           33,335       128,326
 Promissory note, private                                        -        18,500
 Promissory note to AT& T Canada Corp.                     671,255             -
                                                        ----------      --------

                                                        $1,421,479      $167,789
                                                        ==========      ========

Notes due to officers and directors of subsidiary companies are non-interest bearing, unsecured and due upon demand. The balance payable on the acquisition of Linkdata Communications London Ontario Inc. is non-interest bearing, secured by term deposits at bank, and due on June 28, 2001. Promissory note payable to AT&T Canada Corp. bears interest at 8.5%, is payable in twelve equal monthly instalments of $58,547 including interest.

7.  LONG-TERM DEBT

Long-term debt is summarized as follows:

                                                      Principal        Discount

  Noninterest-bearing notes payable to directors     $    38,261     $    15,151
                                                     ===========     ===========

Notes payable to directors are considered long-term, and are noninterest-bearing with no specific terms for repayment. Discount is based on imputed interest rate of 10%, and has been recorded as contributed capital.

                      SYMPHONY TELECOM INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS



8.  COMMITMENTS

On October 15, 2000 the Company moved its head office to Brampton, Ontario, Canada and has entered into a five-year lease on 20,000 square foot building, prepaying one year's rent of $86,464. The Company's total rent and lease expense was $87,208 for the six-month period ended December 31, 2000 and $16,706 for the six-month period ended December 31, 1999. The Company has leased premises, equipment and automobiles, which have been accounted for as operating leases. Lease payments required over the next five years are as follows:

                  2001     $219,498
                  2002     $190,481
                  2003     $152,053
                  2004     $138,407
                  2005     $130,000
                  2006+    $      -
                           --------

                           $830,439
                           ========

On December 21, 2000 the Company entered into a purchase agreement with Nortel Networks to provide a services delivery network for Southern Ontario, Canada for a total price of $4,897,078. The purchase agreement is subject to the Company meeting Nortel Network's credit approval. Delivery of equipment is scheduled to commence in March 2001 and final delivery in October 2001. The purchase agreement includes a significant component of engineering and sales services to set up the network and assist in the development of the business model.

9. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill represents the excess of the purchase price over the fair value of acquired businesses and, with other intangible assets, is being amortized on straight-line basis. The life of goodwill arising on acquisitions, and the life of other intangible assets is estimated to have lives of five years. Amortization expense was $467,417 for the six-month period ended December 31, 2000 and $35,247 for the six-month period ended December 31, 1999.

The details of goodwill and other intangible assets are as follows:

                                                          Net           Net
                                        Accumulated   December 31     June 30
                             Cost      Amortization       2000          2000
                        -----------    ------------   -----------   -----------

         Goodwill       $ 4,920,226    $    569,128   $ 4,351,098   $   738,710
                        ===========    ============   ===========   ===========


10.  FOREIGN ASSETS, REVENUES AND CONSOLIDATED FOREIGN ENTITIES

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The company has made several acquisitions that have had an impact on the performance of the company and resulted in substantial material changes in revenues, expenses and other items compared to the same period in the previous year.

On June 29, 2000, the company acquired all of the common shares of Linkdata Communications London Ontario Inc., a company incorporated in Ontario, Canada, which is a data communications company providing enterprise networking; network security; DSL; wireless and T1 access; e-mail and virtual hosting services in Southern Ontario, Canada.

Effective July 1, 2000 Symphony Telecom, Inc., a subsidiary of the Company, purchased certain assets, including customer base, accounts receivable, name and other intangible assets less certain trade payables, of Mondetta
Telecommunications Inc., a company incorporated under the Canada Business Corporations Act, which provides international long distance telephone services, directed mostly to retail and residential ethnic populations across Canada, as well as small business segments. The assets of Mondetta Telecommunications Inc were transferred into a newly incorporated Ontario corporation, Mondetta Communications Corp. a wholly owned subsidiary of Symphony Telecom Inc.

Effective July 31, 2000 Symphony Telecom Inc. purchased 61.5% of all the issued and outstanding shares of Telemax Communications Inc., a company incorporated in Ontario, Canada, which promotes and markets prepaid telephone cards for national and international long distance telephone services directed mostly to customers in Canada.

On August 31, 2000, The Company purchased 51% of all the shares of Directory Management America Dot Com Inc., a company incorporated in Quebec, Canada, which provides marketing and advertising services, specifically to yellow pages and e-commerce advertising agencies throughout North America.

The above Agreements are subject to numerous representations, and conditions, including payment of the balance of the purchase price.

The following discussion should be read in conjunction with the Financial Statements and Notes thereto contained elsewhere herein. Please note that no assurance exists as to the actual future outcome of Management's plans, assumptions or estimates. Historically the Company has experienced losses from operations. Management anticipates that losses will substantially decrease as the business units are integrated and businesses are acquired, with revenues substantially increasing. No guarantee exists.

The Company's books are kept in Canadian dollars and translated to US dollars for reporting purposes. It is sometimes possible that subtracting the result for the quarter ended December 31, 2000 from the figure reported for the six months ended December 31, 2000 will yield a number which is slightly different from that reported in the previous quarter. Any such discrepancy is due to currency translation rate differences which may apply at the time the financial reports are prepared.

RESULTS OF OPERATIONS - SECOND QUARTER AND FIRST HALF OF FISCAL YEAR ENDING JUNE 30 2001 COMPARED TO SECOND QUARTER AND FIRST HALF OF FISCAL YEAR ENDED JUNE 30 2000


The company's net revenues in fiscal Q2 2001 showed a 2891% increased over Q2 2000.This, almost 30 fold, increase was a result of consolidation of the acquisitionsmade during the period. Sales results in the first half of fiscal 2001 show a growth of 1782% from the corresponding period last year.

Revenue performance in the second quarter of fiscal 2001 resulted in a gain of 96% over the first quarter of the year. This quarter over quarter improvement was due to strong market gains in the Phone Card segment of our business. Sales in the Phone Card segment, for which there are no comparable figures for last year, reflect the results of the Company's Telemax Communications Inc. subsidiary, which posted a quarter over quarter sales growth of 180%

Year over year results within the Telephone services category increased by 1590% and 2381% for the second quarter and the first half of this year compared to the respective previous year period. These gains reflect the addition of the customer base of Mondetta Telecommunications Inc., which was effective as of the beginning of the current fiscal year. Second quarter results compared to first quarter of the current year show a decrease for this business segment of 7.5%. Management attribute this decline to minor invoicing delays at the end of December, which resulted in some of the billing being delayed past the quarter closing.

Equipment and systems sales and Internet Services posted significant year over year gain for the second quarter and first half of this fiscal year. These gains are attributable to the acquisition of Linkdata Communications in June 2000. The operations of Linkdata are now substantially integrated into Symphony Telecom Inc.

The company's overall gross margin at 35% in Q2 2001 compares favourably to 17% in Q2 2000. The gross margin for the first half of fiscal year ending June 2001 at 34% is essentially unchanged from the comparable previous year period.

Margins in the pre-paid phone card business, at 32% for the current quarter and 26% for the current six-month period reflect strong performance in an industry sector where a margin of 15% would generally be considered very good. The company did not have comparable figures for the corresponding periods last year.

Within the Telephone Services operating segment, the company achieved a gross margin of 50% in 2Q 2001 compared to 35% in the comparable quarter last year. For the six months ended December 31 the gross margin, at 47% compares favourably with 34% achieved in the same period the previous year.

Margins on equipment and systems and Internet services reflect the results of our rationalization and expansion of the product portfolio required to achieve our objective to be a total communications supplier. Cost of goods sold in the directory management category reflects the results of start-up operations of Directory Management America dot Com.

Selling, General and Administrative expenses for fiscal 2Q 2001 compared to 2Q 2000 indicates a substantial increase which parallels the increase in Revenue and is primarily the result of the consolidation of the acquisitions, additional cost incurred with the integration of the Mondetta customer base and increases in SG&A due to a build up of sales staff in the current quarter.

Loss from operations at $545,186 for the current quarter compares to a loss of $937,718 for the previous quarter of the current fiscal year. Although the current quarter loss is marginally greater than budgeted, losses continue to decline, month over month, as expected. Operating losses are a result of infrastructure build-up, particularly in sales executives and customer engineers and this reflects management's current budget and business plan which projects profitable operations before the end of this fiscal year ending June 30, 2001.

FINANCIAL CONDITION

The Company has been substantially dependent on the proceeds of various offerings of its securities to fund its operating expenses. The company believes that by relying on its cash on hand as of December 31, 2000, upon anticipated cash flow from business operations, private placement offerings of shares, and some commercial borrowing, it will meet its current commitments and requirements for the balance of the year. Management believes that the ability of the Company to achieve substantial profitability in the short term is conditional primarily upon the successful operation of its business units and their future operating results. The Company has not engaged in any material borrowing activity and has minimal loan arrangement with any commercial lending institution.

The major source of cash during the second quarter of the fiscal year ending June 2001 was cash provided by operations. Major uses of cash during the period included the results of acquisition activity and the cash required to fund ongoing operations.

The Company continues to explore opportunities with various investors, joint venture candidates, and prospective licensees. The Company has various pursuits, including a letters of intent for substantial equity funding, underway for both the short and long term needs of the Company. Management believes that current funding, as well as others in potential private placements will assist the Company in meeting its cash needs, but there is no guarantee.

OUTLOOK

Symphony Telecom is one of a new breed of service providers, fostered by increasing deregulation of the telephone industry around the world, positioning itself to take advantage of the opportunities for change by quickly implementing market solutions using a new generation of equipment and technology. Our goal is to present ourselves as an Integrated Communications Provider (ICP) with a full suite of voice and data services for residential and business consumers. Our focus is on meeting the needs of the marketplace and, through the efforts and creativity of our account executives and customer engineers, to present our customers with the best communications solution for their needs. To do this we are addressing several strategic elements in our infrastructure and network capabilities. We intend to be represented by well-trained, knowledgeable account executives and engineers. We are continuing to invest in this strategy by recruiting seasoned telecom sales executives and complimenting their industry knowledge with extensive in-house training on convergent services. As part of our continuing national expansion plans we have recently opened a sales office in Montreal, Canada.

We are building a services delivery network leveraging a packet-based infrastructure with an application-focussed value proposition to deliver all of the advantages of the new network technologies to our customers. To this end the Company has entered into a $5 million purchase agreement with Nortel Networks. The Nortel Agreement includes a significant component of purchased services from Nortel Networks Global Professional Services organisation which will assist us in building the network of the future and assist in the development of the business model for a Next Generation Competitive Local Exchange Carrier (CLEC) and Applications Services Provider (ASP).

The company is actively pursuing various initiatives with Hydro-Electric Power Utility companies including joint marketing initiatives. The Power Utilities have large customer bases and strong customer loyalty. Many have invested significantly in fibre based communications facilities in their regions and the Company sees great potential in co-operative ventures in this sector.

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