Form 10QSB
period 2001-03-31
SYMPHONY TELECOM INTERNATIONAL INC
filed 2001-05-21
CIK 701304

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


                                ----------------

(Mark One)

    X     QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d)
  ----      OF THE SECURITIES EXCHANGE ACT OF 1934

          For the Quarterly Period Ended March 31, 2001.

  ----    TRANSITION REPORT PURSUANT SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from______to______.

                         Commission File Number 0-85601

                      SYMPHONY TELECOM INTERNATIONAL, INC.
                     --------------------------------------
        (Exact name of small business issuer as specified in its charter)

                      UTAH                                    87-0378892
         -------------------------------                     -----------
         (State or other jurisdiction of                   (I.R.S. Employer
         incorporation or organization)                    Identification No.)

41 George Street South, Brampton, Ontario, Canada                 M5H 2R7
-------------------------------------------------                 -------
  (address of principal executive offices)                      (zip code)

Issuer's telephone number:           (416) 366-5221
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

                      SYMPHONY TELECOM INTERNATIONAL, INC.


                              FINANCIAL STATEMENTS

                             MARCH 31, 2001 and 2000


                                   (Unaudited)

                      SYMPHONY TELECOM INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                             MARCH 31, 2001 and 2000
                                   (Unaudited)



                                    CONTENTS

                                                                            Page
FINANCIAL STATEMENTS
    Consolidated Balance Sheets                                              1
    Consolidated Statements of Operations and Other Comprehensive Income     2
    Consolidated Statements of Cash Flows                                    3
    Notes to Financial Statements                                          4 - 8


                      SYMPHONY TELECOM INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                                                    (Unaudited)     (Audited)
                                                                      March 31       June 30
                                                                        2001           2000
                                                                    -----------    -----------
ASSETS

CURRENT ASSETS
    Cash and cash equivalents                                       $   296,382    $   275,823
    Accounts receivable, net of allowance for doubtful
        accounts of $40,016 and $56,954                               1,867,297        261,247
    Note receivable                                                     385,184           --
    Income taxes recoverable                                                 61           --
    Finished Goods Inventory                                            144,378         78,933
    Prepaid expenses                                                    185,571         15,101
                                                                    -----------    -----------

TOTAL CURRENT ASSETS                                                  2,878,873        631,104
                                                                    -----------    -----------

PROPERTY AND EQUIPMENT
    Automobiles, computer equipment and office furniture                676,030        229,161
    Computer software                                                   102,300        101,310
    Telephone equipment                                                 115,538         69,052
                                                                    -----------    -----------
                                                                        893,868        399,523
    Less: accumulated depreciation                                     (276,021)      (195,854)
                                                                    -----------    -----------

TOTAL PROPERTY AND EQUIPMENT                                            617,847        203,669
                                                                    -----------    -----------

OTHER ASSETS
    Goodwill, net                                                     3,931,305        738,710
                                                                    -----------    -----------

TOTAL OTHER ASSETS                                                    4,549,152        738,710
                                                                    -----------    -----------

TOTAL ASSETS                                                        $ 7,428,025    $ 1,573,483
                                                                    ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Bank loans                                                      $   189,479    $      --
    Accounts payable                                                  2,731,597        278,708
    Accrued liabilities                                                  56,209         91,690
    Notes payable                                                     2,070,199        167,789
    Income taxes payable                                                   --              203
    Current portion of leases payable                                    36,484           --
                                                                    -----------    -----------

TOTAL CURRENT LIABILITIES                                             5,083,968        538,390
                                                                    -----------    -----------

OTHER LIABILITIES
    Deferred income taxes                                                   252           --
    Leases payable                                                       50,432           --
    Notes payable to related parties                                     44,038         79,479
                                                                    -----------    -----------

TOTAL OTHER LIABILITIES                                                  94,722         79,479
                                                                    -----------    -----------

TOTAL CURRENT AND OTHER LIABILITIES                                   5,178,690        617,869

MINORITY INTEREST                                                      (341,884)        (5,471)

STOCKHOLDERS' EQUITY
    Common stock: $0.001 par value, 50,000,000 shares authorized;
        17,527,709 and 15,918,809 shares  issued and outstanding         17,528         15,919
    Additional paid-in capital                                        7,186,302      1,953,190
    Contributed capital                                                  31,474         31,474
    Retained earnings (deficit)                                      (4,533,233)    (1,042,134)
    Accumulated other comprehensive income (loss)
        Cumulative translation adjustments                             (110,852)         2,636
                                                                    -----------    -----------

TOTAL STOCKHOLDERS' EQUITY                                            2,591,219        961,085
                                                                    -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $ 7,428,025    $ 1,573,483
                                                                    ===========    ===========


The accompanying notes are an integral part of these financial statements
                                       1.

                      SYMPHONY TELECOM INTERNATIONAL, INC.
                                AND SUBSIDIARIES
      Consolidated Statements of Operations and Other Comprehensive Income
           For the Nine and Three Months Ended March 31, 2001 and 2000
                                   (Unaudited)

                                                       Three Months    Three Months     Nine Months     Nine Months
                                                           Ended           Ended           Ended           Ended
                                                         March 31,       March 31,       March 31,       March 31,
                                                            2001            2000            2001            2000
                                                       ------------    ------------    ------------    ------------
REVENUE
    Phone cards                                        $  2,488,452    $       --      $  5,525,226    $       --
    Telephone services                                      770,305          40,964       2,670,509         120,122
      Sales of equipment and systems                        227,042          53,711         514,532         262,480
    Internet services                                        43,398             342         130,433             479
    Directory management                                     83,759            --            98,118            --
    Maintenance contracts                                     5,794           2,697          22,056          10,494
                                                       ------------    ------------    ------------    ------------
    TOTAL SALES                                           3,618,750          97,714       8,960,874         393,575
                                                       ------------    ------------    ------------    ------------

COST OF GOODS SOLD
    Cost of phone cards                                   3,297,599            --         5,484,326            --
    Cost of telephone services                              524,051          15,168       1,546,065          68,295
    Cost of equipment and systems sold                      131,862          52,686         337,025         194,648
    Cost of internet services                                45,122            --           115,075            --
    Cost of directory management                             73,618            --            89,542            --
                                                       ------------    ------------    ------------    ------------
    TOTAL COST OF GOODS SOLD                              4,072,251          67,854       7,572,033         262,943
                                                       ------------    ------------    ------------    ------------

GROSS PROFIT (LOSS)                                        (453,501)         29,860       1,388,841         130,632
                                                       ------------    ------------    ------------    ------------

SELLING & GENERAL EXPENSES
    Selling expense                                          17,251           2,618         123,163           9,147
    General and administrative expense                    1,542,009          88,381       4,229,766         245,678
    Amortization and depreciation                           292,282          26,503         801,167          81,831
                                                       ------------    ------------    ------------    ------------
    TOTAL SELLING & GENERAL EXPENSES                      1,851,542         117,502       5,154,096         336,656
                                                       ------------    ------------    ------------    ------------

        (LOSS) FROM OPERATIONS                           (2,305,043)        (87,642)     (3,765,255)       (206,024)
                                                       ------------    ------------    ------------    ------------

OTHER (INCOME) AND EXPENSES
    Other (income)                                             --              --            (2,802)             (5)
    Other expenses:
         Bad debts                                            6,423           2,699          28,160          13,672
         Interest expense                                     6,486           8,273          47,351          40,929
                                                       ------------    ------------    ------------    ------------
         Total other expenses                                12,909          10,972          75,511          54,601
                                                       ------------    ------------    ------------    ------------

    TOTAL OTHER (INCOME) AND EXPENSES                        12,909          10,972          72,709          54,597

NET (LOSS) BEFORE  INCOME TAXES AND MINORITY
      INTEREST IN EARNINGS OF CONSOLIDATED
      SUBSIDIARIES                                       (2,317,952)        (98,614)     (3,837,964)       (260,621)

INCOME TAXES (RECOVERED)                                       --              --              --            (1,110)
MINORITY INTEREST IN EARNINGS OF
     CONSOLIDATED SUBSIDIARIES                             (436,662)           (232)       (346,865)           (901)
                                                       ------------    ------------    ------------    ------------

NET (LOSS)                                               (1,881,290)        (98,382)     (3,491,099)       (258,610)
                                                       ------------    ------------    ------------    ------------

 OTHER COMPREHENSIVE INCOME (LOSS)
    Foreign currency translation adjustments               (125,029)        (11,797)       (113,487)         (3,447)
                                                       ------------    ------------    ------------    ------------

     TOTAL OTHER COMPREHENSIVE INCOME                      (125,029)        (11,797)        113,487)         (3,447)
                                                       ------------    ------------    ------------    ------------

           TOTAL COMPREHENSIVE (LOSS)                  $ (2,006,319)   $   (110,179)   $ (3,604,586)   $   (262,057)
                                                       ============    ============    ============    ============

Weighted average number of common shares outstanding
     Primary                                             17,527,709      14,380,059      17,527,709      14,380,059
                                                       ============    ============    ============    ============

     Fully diluted                                       20,503,039      14,415,059      20,503,039      14,415,059
                                                       ============    ============    ============    ============

Basic net (loss) per share
      Primary                                          $      (0.11)   $      (0.01)   $      (0.21)   $      (0.02)
                                                       ============    ============    ============    ============

      Fully diluted                                    $      (0.10)   $      (0.01)   $      (0.18)   $      (0.02)
                                                       ============    ============    ============    ============


The accompanying notes are an integral part of these financial statements
                                       2.

                      SYMPHONY TELECOM INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
            For the Nine-Month Periods Ended March 31, 2001 and 2000
                                  (Unaudited)
                                                                 March 31       March 31
                                                                   2001           2000
                                                               -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss)                                                     $(3,491,099)   $  (258,610)
Adjustments to reconcile net (loss) to net cash used
    by operating activities:
    Imputed interest                                                18,513           --
    Consulting fees for common stock                               137,917           --
    Depreciation and amortization expense                          801,167         81,831
    Changes in assets and liabilities:
        (Increase) in accounts receivable                       (1,606,048)       (51,659)
        (Increase) in notes receivable                            (385,184)          --
        (Increase) in prepaid expenses                            (170,470)         3,147
        (Increase) decrease in inventories                         (65,445)        11,963
        Increase (decrease) in accounts payable                  2,452,887        (23,991)
        (Decrease) increase in accrued liabilities                 (35,484)        12,074
        Increase in deferred income taxes                              252           --
        (Decrease) in income taxes payable                            (264)        (1,108)
                                                               -----------    -----------

           NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES     (2,343,258)      (226,355)
                                                               -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
    (Acquisition) of property and equipment                       (494,344)        (1,794)
    (Additions) to other intangible assets                      (1,447,210)        (3,346)
                                                               -----------    -----------

           NET CASH (USED) BY INVESTING ACTIVITIES              (1,941,554)        (5,140)
                                                               -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from bank loans                                       189,479           --
    Proceeds from leases payable                                    86,916           --
    Proceeds from (repayment of) notes payable                   1,902,410        (16,164)
    (Repayment of) notes payable to related parties                (53,955)        (8,822)
    Proceeds from common stock                                   2,688,341        259,109
    Minority interest                                             (336,413)          (901)
                                                               -----------    -----------

           NET CASH PROVIDED BY FINANCING ACTIVITIES             4,476,778        233,222
                                                               -----------    -----------

EFFECT OF FOREIGN CURRENCY TRANSACTIONS ON CASH                   (171,408)        (1,728)
                                                               -----------    -----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                    20,558           --

CASH AND CASH EQUIVALENTS, beginning of period                     275,824           --
                                                               -----------    -----------

CASH AND CASH EQUIVALENTS, end of period                       $   296,382    $      --
                                                               ===========    ===========



SUPPLEMENTAL DISCLOSURES
Interest paid                                                  $    26,559    $    40,929
Income taxes paid                                              $      --      $      --
Schedule of non-cash investing and financing activities:
Purchase of net assets from Mondetta Telecommunications Inc.   $ 2,408,464    $      --


The accompanying notes are an integral part of these financial statements
                                       3.

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

The purchase price of $4,830,361 was satisfied by cash payment of $166,277 on closing, a promissory note in amount of $2,690,000 and the issuance of 1,000,000 common shares, each attached with a one share warrant, of Symphony Telecom Inc., which are convertible, by September 30, 2005, into common shares of Symphony Telecom International Inc. for a value representing $1,995,330. The issuance of Symphony Telecom International Inc.'s common shares will be

                      SYMPHONY TELECOM INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS


restricted for the purposes of resale for a period of one year. A further three payments of $166,278 each are due and payable up to and including September 30, 2001 upon Telemax Communications Inc.'s first year's revenues reaching cumulative targets of $10,087,500, $20,175,000 and $30,262,500 respectively.
Symphony Telecom Inc. is also to provide Telemax Communications Inc., under terms of its promissory note, with four equal payments of $672,500 for working capital by October 31 and December 31, 2000, and March 31 and June 30, 2001.

Symphony Telecom Inc. has paid $166,277 on closing and a further payment of $166,278 in October 2000. No other payments have been made, resulting in the company being in default on its promissory note, and deteriorating relations with management of Telemax Communications Inc.

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

2.  GOING CONCERN AND MANAGEMENT PLAN

The Company has minimal capital resources presently available to meet obligations, which normally can be expected to be incurred by similar companies, has recurring operating losses and negative cash flows from operating activities. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company will have to pursue other sources of capital, such as additional equity financing or debt financing. There is no assurance that the Company will be able to obtain such financing; however, in June 2000, the Company conducted a private placement of its stock and raised $780,000. Further, in March 2001 the Company was advanced $750,000 as a loan to be repaid in two years with simple interest of 8% payable quarterly. The financial statements do not include any adjustments that might result from the outcome of this going concern uncertainty. Management's plans over the next twelve-month period are to further develop its telecommunications pursuits in North America, mainly through acquisitions that require substantial funding, a significant amount of which is currently being arranged. There is no assurance the Company will be able to obtain such financing.


3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States. Outlined below are those policies considered particularly significant for the Company.

CASH AND CASH EQUIVALENTS For purposes of the statement of cash flows, cash and cash equivalents consist of money market funds and demand deposits in banks, purchased with a maturity of three months or less. The Company has demand deposits in banks of $285,804 at March 31, 2001 and $nil at March 31, 2000.

ACCOUNTS RECEIVABLE In the purchase of net assets from Mondetta Telecommunications Inc. 70% of accounts receivable were factored. At March 31, 2001 all advances on accounts receivable, which had been factored, were fully repaid.

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

NET LOSS PER COMMON SHARE Basic per share information is computed by dividing income available to common stockholders by weighted average number of common shares outstanding. There were 1,050,000 warrants and 1,925,330 common share options outstanding at March 31, 2001, and 35,000 common share options were outstanding at March 31, 2000.

FAIR VALUE OF FINANCIAL INSTRUMENTS The Company estimates that the fair value of all financial instruments at March 31, 2001 does not differ materially from the aggregate carrying values of its financial instruments recorded in the balance sheet. The estimated fair value of amounts of receivables, accounts payable and accrued liabilities approximate fair value due to their short-term nature. Considerable judgement is necessarily required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

PROPERTY AND EQUIPMENT Computer equipment, computer software, automobiles, office furniture and telephone equipment are stated at cost. Expenditures for normal maintenance and repairs are charged to expense as incurred. Depreciation is computed using reducing balance method based upon the estimated useful lives of the related assets. Depreciation expense was $95,650 for the nine-month period ended March 31, 2001 and $28,225 for the nine-month period ended March 31, 2000.

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


                      SYMPHONY TELECOM INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS


4.  NOTE RECEIVABLE

The Company  advanced a non-interest  bearing loan of $400,134 to North American
Gateway Inc. in the form of a promissory note, with personal guarantees of the principal shareholder for the first $200,000, and a general security over the company's assets for the remainder. The term is for one year maturing in October
2001.

5.  BANK LOANS

Bank loans comprise:

                  Small Business Loan                $   21,172
                  Line of credit                        168,307
                                                     ----------

                                                     $  189,479

The Company's subsidiary company Telemax Communications Inc. has been provided a Small Business Loan by its bankers in the amount of $166,725, with interest at the bank's prime plus 2.5%, which is secured by property and equipment. Telemax
Communications Inc. has repaid $145,553 and the balance payable at March 31, 2001 is $21,172. Repayment is $2,779 monthly plus interest and matures September
30, 2001. Telemax Communications Inc. has also been provided with a line of credit facility of up to $200,000 with interest at the bank's prime plus 1.25%, secured by a general security agreement over the company's assets. At March 31, 2001 the company had drawn down $168,307.

6.  NOTES PAYABLE AND PROMISSORY NOTES

Notes and promissory notes comprise the following:
                                                           March 31,       June 30,
                                                             2000            2000
                                                             ----            ----
   Officers and directors of subsidiary companies         $  701,369      $   13,693
   Private notes                                                   -           7,270
   Balance payable on acquisition of
        Linkdata Communications London Ontario Inc.           31,756         128,326
   Notes payable to Laurus Master Fund                       697,797               -
   Promissory note, private                                        -          18,500
   Promissory note to AT& T Canada Corp.                     639,277               -
                                                          ----------      ----------

                                                          $2,070,199      $  167,789
                                                          ==========      =========


Notes due to officers and directors of subsidiary companies are non-interest bearing, unsecured and due upon demand. The balance payable on the acquisition of Linkdata Communications London Ontario Inc. is non-interest bearing, secured by term deposits at bank, and due on June 28, 2001. Notes payable to Laurus Master Fund bear simple interest at 8%, payable quarterly, and mature March 2003. Promissory note payable to AT&T Canada Corp. bears interest at 8.5%, is payable in twelve equal monthly instalments of $58,547 including interest.

7.  LONG-TERM DEBT

Long-term debt is summarized as follows:
                                                        Principal      Discount

      Noninterest-bearing notes payable to directors   $    44,038   $    12,961
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

                      SYMPHONY TELECOM INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS


8.  COMMITMENTS

On October 15, 2000 the Company moved its head office to Brampton, Ontario, Canada and has entered into a five-year lease on 20,000 square foot building, prepaying one year's rent of $86,464. The Company's total rent and lease expense was $170,068 for the nine-month period ended March 31, 2001 and $36,301 for the nine-month period ended March 31, 2000. The Company has leased premises, equipment and automobiles, which have been accounted for as operating leases. Lease payments required over the next five years are as follows:

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

9. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill represents the excess of the purchase price over the fair value of acquired businesses and, with other intangible assets, is being amortized on straight-line basis. The life of goodwill arising on acquisitions, and the life of other intangible assets is estimated to have lives of five years. Amortization expense was $705,517 for the nine-month period ended March 31, 2001 and $53,606 for the nine-month period ended March 31, 2000.

The details of goodwill and other intangible assets are as follows:

                                                        Net         Net
                                      Accumulated     March 31    June 30
                        Cost         Amortization       2000       2000
                      -----------    ------------       ----       ----

         Goodwill     $ 4,696,547    $    765,242   $ 3,931,305   $738,710
                      ===========    ============   ===========   ========

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

11. SUBSEQUENT EVENTS

The Company has been negotiating to acquire a telephone services provider in the U.S.A. The acquisition is a Nevada corporation, which has total purchase price of $1,375,000 for all the shares, comprising cash payment of $50,000, assumption of a debt of $370,000 and the balance in issuance of the Company's common shares. This acquisition is expected to form the base of U.S. operations.

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

Effective July 1, 2000 Symphony Telecom, Inc., a subsidiary of the Company, purchased certain assets, including customer base, accounts receivable, name and other intangible assets less certain trade payables, of Mondetta
Telecommunications Inc., a company incorporated under the Canada Business Corporations Act, which provides international long distance telephone services, directed mostly to retail and residential ethnic populations across Canada, as well as small business segments. The assets of Mondetta Telecommunications Inc. were transferred into a newly incorporated Ontario corporation, Mondetta Communications Corp. a wholly owned subsidiary of Symphony Telecom Inc.

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

The Company's books are kept in Canadian dollars and translated to US dollars for reporting purposes. It is sometimes possible that subtracting the result for the current quarter ended March 31, 2001 from the figure reported for the nine months ended March 31, 2001 will yield a number which is slightly different from that reported in the previous quarter. Any such discrepancy is due to currency translation rate differences that may apply at the time the financial reports are prepared.

RESULTS OF OPERATIONS - THIRD QUARTER AND NINE MONTHS OF FISCAL YEAR ENDING JUNE 30 2001 COMPARED TO THIRD QUARTER AND NINE MONTHS OF FISCAL YEAR ENDED JUNE 30 2000

The company's total Sales in fiscal Q3 2001 increased 37 times over the three months ended March 31,2000. This increase was a result of consolidation of the acquisitions made during the year. Sales results in the first nine months of fiscal 2001 show a growth of 2176% from the corresponding period last year.

Overall revenue performance in the third quarter of fiscal 2001 was essentially unchanged from the previous quarter of the current fiscal year. Sales in the Phone Card segment, for which there are no comparable figures for last year, reflect the results of the Company's Telemax Communications Inc. subsidiary, which posted a seasonal quarter over quarter sales variation down 1.7%

Year over year results within the Telephone services category increased by 1,780% and 2123% for the third quarter and the first nine months of this year compared to the respective previous year period. These gains reflect the addition, in year, of the Mondetta customer base. Third quarter results compared to previous quarter of the current year show a decrease for this business segment of 17%. Management attribute this decline to increased competition resulting in lower rates to several international destinations.

Equipment and systems sales and Internet Services posted significant year over year gain for the third quarter and first nine months of this fiscal year. These gains are attributable to the acquisition of Linkdata Communications in June 2000. In the third quarter the company posted a 75% increase in revenue for this sector compared to the previous quarter of this fiscal year.

The company is reporting an overall negative gross margin for the third quarter of fiscal year ending June 30, 2001. This compares to a third quarter FY2000 gross margin of 31% and an overall gross margin the second quarter of fiscal 2001 of 35%. The overall gross margin for the first nine months of fiscal year ending June 2001 at 15.6% is down from 33% in the comparable previous year period. The decline in gross profit is substantially all attributable to the performance of the pre-paid phone card business in the fiscal quarter ended March 31, 2001.

The company is reporting a negative margin in the pre-paid phone card business in the third quarter compared to a 32% margin achieved in the previous quarter of the current year. The gross margin for the nine-month period is 0.7%. The company did not have comparable figures for the corresponding periods last year. Losses are attributed to operating difficulties experienced during the third quarter. Some service outages were experienced which resulted in cards being returned from distributors. Telemax Communications Inc. has been in the process of installing additional switches.

Within the Telephone Services operating segment, the company achieved a gross margin of 32% in 3Q 2001 compared to 61% in the comparable quarter last year. For the nine months ended March 31 the gross margin, at 42% is essentially unchanged compared with 43% achieved in the same period the previous year.

Margins on equipment and systems and Internet services at 36% reflect the results of our rationalization and expansion of the product portfolio required to achieve our objective to be a total communications supplier and compare favourably to previous results. Gross Margin in the directory management category at 12% for the quarter reflects the higher than expected costs associated with an early stage company, Directory Management America dot Com.

Selling, General and Administrative expenses for fiscal 3Q 2001 compared to 3Q 2000 indicates a substantial increase that parallels the increase in Revenue and is primarily the result of the consolidation of the acquisitions and expenses related to financing activity.

Loss from operations at $2,305,043 for the current quarter compares to a loss of $545,186 for the previous quarter of the current fiscal year. Operating losses are a result of infrastructure build-up, particularly in sales executives and customer engineers and some one-time expenses associated with financing activity. Due to current weakness in the telecom sector the company has not achieved it's targeted sales growth and is delayed in it's current business plan which was projecting profitable operations before the end of this fiscal year ending June 30, 2001. Management are projecting the company will achieve break-even by the end of the first quarter of fiscal 2002.


FINANCIAL CONDITION

The Company has been substantially dependent on the proceeds of various offerings of its securities to fund its operating expenses. Management believes that by relying on its cash on hand as of March 31, 2001, upon anticipated cash flow from business operations, private placement offerings of shares, and some commercial borrowing, it will meet its current commitments and requirements for the balance of the year. Management believes that the ability of the Company to achieve substantial profitability in the short term is conditional primarily upon the successful operation of its business units and their future operating results. In June 2000 The Company received $750,000 in convertible debt financing, with simple interest payable quarterly at 8%. The company has minimal loan arrangements with commercial lending institution.

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

OUTLOOK

Symphony Telecom is one of a new breed of service providers, fostered by increasing deregulation of the telephone industry around the world, positioning itself to take advantage of the opportunities for change by quickly implementing market solutions using a new generation of equipment and technology. Our goal is to present ourselves as an Integrated Communications Provider (ICP) with a full suite of voice and data services for residential and business consumers. Our focus is on meeting the needs of the marketplace and, through the efforts and creativity of our account executives and customer engineers, to present our customers with the best communications solution for their needs. To do this we are addressing several strategic elements in our infrastructure and network capabilities. We intend to be represented by well-trained, knowledgeable account executives and engineers. We are continuing to invest in this strategy by recruiting seasoned telecom sales executives and complimenting their industry knowledge with extensive in-house training on convergent services. As part of our continuing national expansion plans we have recently opened a sales office in Montreal, Canada, and are pursuing the acquisition of a US based telephone services resale operation.

We are building a services delivery network leveraging a packet-based infrastructure with an application-focussed value proposition to deliver all of the advantages of the new network technologies to our customers. To this end the Company has entered into a $5 million purchase agreement with Nortel Networks. The Nortel Agreement includes a significant component of purchased services from Nortel Networks Global Professional Services organisation that will assist us in building the network of the future and assist in the development of the business model for a Next Generation Competitive Local Exchange Carrier (CLEC) and Applications Services Provider (ASP).

The company is actively pursuing various initiatives with Hydro-Electric Power Utility companies including joint marketing initiatives. The Power Utilities have large customer bases and strong customer loyalty. Many have invested significantly in fibre based communications facilities in their regions and the Company sees great potential in co-operative ventures in this sector.

The Company is in default of a promissory note to Telemax Communications Inc. given at the time of its acquisition of a 61.5% interest in Telemax. This situation has led to deteriorating relations with the management and minority shareholders of Telemax Communications Inc., which has resulted in the threat of a legal action. Management believe that this situation can be remedied.

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

Date:   May 21, 2001