Form 10KSB
period 2001-06-30
SYMPHONY TELECOM CORP
filed 2001-10-15
CIK 701304

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

[x]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT  OF
      1934
                     For the fiscal year ended June 30, 2001
                                               -------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _____________ to _____________
             Commission file number ________________________________

                              SYMPHONY TELECOM CORP
                 (Name of small business issuer in its charter)

              DELAWARE                                    870378892
  (State or other jurisdiction of          (I.R.S. Employer Identification No.)
   incorporation or organization)

 41 George Street South, Brampton, Ontario, Canada              L6Y2E1
      (Address of principal executive offices)                (Zip Code)

Issuer's telephone number (905) 457-4300

Securities registered under Section 12(b) of the Exchange Act:

       Title of each class                        Name of each exchange on
                                                     which registered

              None
    -------------------------                    -------------------------

Securities registered under Section 12(g) of the Exchange Act:

                                  Common Stock
--------------------------------------------------------------------------------
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [x] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

State issuer's revenues for its most recent fiscal year.   $12,015,621
                                                          -------------

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

     (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. [ ]Yes [ ] No

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of June 30, 2001, 31,395,830 shares of common stock of the registrant were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders;
(2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

The following documents are incorporated by reference:

Form DEF14A Definitive Proxy Statement filed April 24, 2001 is incorporated by reference in Part 1, Item 4, Submission of Matters to a Vote of Securityholders. Transitional Small Business Disclosure Format (Check one): Yes ____; No_ x_

                                TABLE OF CONTENTS
                                     PART I
Item 1. Business
Item 2. Properties
Item 3. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters
Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 7. Financial Statements and Supplementary Data
Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

                                    PART III

Item 9.Directors and Executive Officers of the Registrant
Item 10.Executive Compensation
Item 11.Security Ownership of Certain Beneficial Owners and Management
Item 12.Certain Relationships and Related Transactions

                                     PART IV

Item 13.Exhibits, Financial Statement Schedules and Reports on Form 8-K

SAFE HARBOR STATEMENT

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information, statements or schedules included in this Form 10-K, including Management's Discussion and Analysis of Financial Condition and Results of Operations, is forward-looking and involve known and unknown risks, uncertainties and other factors that may cause actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "could", "expects", "plans", "anticipates", "believes",

"estimates", "predicts", "potential", or "continue" or the negative of such terms or other comparable terminology. Although expectations reflected in the forward-looking statements are believed to be reasonable, there is no guarantee of future results, levels of activity, performance, or achievements. The results or events predicted in these statements may differ materially from actual results or events. Factors which could cause results or events to differ from current expectations include, among other things: general industry and market conditions; the impact of price and product competition; the impact of rapid technological and market change; the ability or inability of Symphony Telecom to make or complete certain acquisitions; the ability or inability of management to effectively integrate the operations and technologies of acquired business units; global economic conditions including stock market volatility and interest rate fluctuations; and the impact of consolidations in the telecommunications industry. Additional information with respect to these uncertainties and other factors may be available in the Company's filings with the United States Securities and Exchange Commission.

                                     PART 1

ITEM 1. DESCRIPTION OF THE BUSINESS

Overview
We are an international telecommunications holding company incorporated under the laws of the State of Delaware with headquarters in Brampton, Ontario, Canada. Our Company, Symphony Telecom Corp., is a business-to-business telecommunications solution provider dedicated to delivering all the benefits of the Next-Generation Global Network to our customers.

Our corporate offices are located at 41 George Street, Brampton, Ontario, Canada L6Y 2E1. Our telephone number at that location is (905) 457-4300, and our facsimile number is (905) 457-5506. Our Web site is http://www.symphony.net.

Symphony was incorporated on January 15, 1982 under the laws of the State of Utah under the name Mammoth Resources, Inc. Pursuant to the terms of an Agreement, dated March 9, 2000, our Company acquired all the issued and outstanding shares of Symphony Telecom International, Inc., a company incorporated under the laws of the State of Delaware ("Symphony International"). After the acquisition of Symphony International, we changed our name to Symphony Telecom International, Inc. and continued the operations of Symphony International.

At our annual meeting on May 14, 2001 we: (i) Elected Gilles Trahan, Daniel Cullen and Ross Campbell as directors to serve until the next annual meeting;
(ii) Increased the number of directors from three to five; (iii) Ratified the selection of Gerstel, Rosen & Simonet, LLC as our independent auditors; (iv) Approved a domestic merger pursuant to which we changed our legal domicile from Utah to Delaware; (v) Authorized Preferred stock; and (vi) Adopted the 2001 Stock Option and Incentive Plan for Key Employees, Consultants, and Professional Service Providers.

Effective June 7, 2001 pursuant to that plan of merger and reorganization approved by the shareholders at the company's annual general meeting, our Company completed a statutory merger with Symphony Telecom Corp., a company organized and incorporated under the laws of the State of Delaware, thereby changing the name of the company to "Symphony Telecom Corp." and the state of domicile to Delaware. As a result of this change, and at the same time, our company's trading symbol on the NASD OTC Bulletin Board changed from "SYMY" to "SYPY"

During the fiscal year ended June 30, 2001 the company made several acquisitions that have had an impact on the performance of the company and resulted in substantial material changes in revenues, expenses and other items compared to fiscal year ending June 30, 2000.

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

Effective July 31, 2000 Symphony Telecom Inc. Purchased 61.5% of all the issued and outstanding shares of Telemax Communications Inc., a company incorporated in Ontario, Canada, which promotes and markets prepaid telephone cards for national and international long distance telephone services.

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

On September 27, 2000, Our Company entered into an agreement to acquire a 57.2% stake in with North American Gateway Inc., of Toronto, Canada, an international telecommunications service provider, operating worldwide as a global "Carrier's Carrier" delivering long distance and data services to other telecommunications companies. The company had primary switching facilities in Toronto, NY City, and London, UK. The agreement was subject to certain representations and conditions that were not fulfilled or completed in a timely fashion and as a result the parties did not proceed under the terms of this agreement and this acquisition was not completed.

May 16, 2001, pursuant to the terms of a Stock Exchange Agreement, by and between Symphony Telecommunications U.S.A., Inc., a Nevada corporation and wholly owned subsidiary of Symphony Telecom Corp.; N. Patrick Martin (the "Seller"); One Touch Network, Inc., a Nevada corporation ("One Touch"); and Comtel Network LLC, a California limited liability company ("Comtel), our Company acquired, by means of a stock exchange, all of the issued and outstanding shares of One Touch. At the Closing the Seller transferred to the Purchaser all of the issued and outstanding shares of common and preferred stock of One Touch. In exchange, the Purchaser transferred One Million Six Hundred Thousand (1,600,000) shares of the common stock of the Company, by (i) delivering 400,000 SYPY Shares to Loeb & Loeb LLP, as pledge holder, pursuant to the terms of a Pledge Agreement, and delivering 1,200,000 SYPY Shares to the Seller, and (iii) delivered to Seller a check in the amount of $50,000. The deal required the assumption of certain debt obligations and required the approval of a third party that had undisclosed claims on certain assets. As a result the Seller has proposed to rescind the deal and has returned the considerations provided.

Where to get more information
We are a public company and file annual, quarterly and special reports, proxy statements and other information with the Securities and Exchange Commission. You may read and copy any document we file at the SEC's public Reference room at 450 Fifth Street, N.W., Washington, D.C. 20549. You can request copies of these documents by writing to the SEC and paying a fee for the copying cost. Please call the SEC at 1-800-SEC-0330 for more information about the operation of the public reference room. Our SEC filings are also available to the public at the SEC's web site at http://www.sec.gov.

Operating Divisions
We operate primarily in Canada. Our principal operating divisions are Comtel Communications Inc., a company incorporated under the laws of the Province of Ontario, and previously known as Symphony Telecom Inc.; Symphony Networks, Inc., an Ontario corporation; Linkdata Communications, London Ontario, Inc., an Ontario Corporation, Mondetta Communications Corp., an Ontario corporation and Communication Solutions Group, Ltd., an Ontario corporation. In addition, our corporation owns: 61.5% of Telemax Communications Inc., an Ontario corporation; 51% of Directory Management America dot Com, a company organized under the laws of the Province of Quebec; and one hundred percent of Canadian Inter-Latin Communications Inc., an Ontario corporation which, in turn owns 60% of Canadian Intercontinental Communications (Ecuador) S.A. a company registered in the Republic of Ecuador.

Our primary business lines are: Pre-paid Phone Cards, which is the operations of Telemax Communications Inc.; Telephone Services, primarily long distance resale; Voice and Data equipment and Systems, which are marketed by Comtel Communications and Linkdata; Internet Services provided primarily by Linkdata; and Yellow Pages advertising operated by Directory Management America.

Telemax Communications Inc. Telemax offers an extensive line-up of superior quality guaranteed phone cards, vending machines and international call-back services. The company produces a wide variety of very competitively priced phone cards and utilizes dependable telephone switch capability, reliable customer service and exceptional graphic designs to customize the product. A national sales and services network supports the business and personal needs of the customer. We provide the highest level of service, reliability, clarity and quality to our customers. Diverse routing and redundant systems ensure uninterrupted call processing.

Symphony Networks Inc. offers toll free and equal access long distance services as well as dial-up and high-speed DSL Internet access to both Residential and Business customers. This operating division was formed to rationalize the business operations of Symphony Telecom Inc., Mondetta Telecommunications Corp. and the telephone services business, which the company is developing in partnership with certain power utility companies. Mondetta Communications Corp, which was created to hold the assets purchased from Mondetta Telecommunications Inc. in July 2000, has subsequently ceased business activity. Further discussion on this subject is available in the legal proceedings section of this report.

Linkdata Communications London Ontario Inc. is a data communications company providing enterprise networking, network security, xDSL, wireless and T1 access, e-mail and Web hosting services. xDSL is symmetrical or asymmetrical digital subscriber line which provide high speed data transmission over standard copper telephone lines. With the advent of xDSL, now arriving in the marketplace, the technology is here to make practical the delivery of telephone access services via Internet. ISDN is Integrated Services Digital Network, a transmission format providing multiple voice and data lines on a single copper telephone line. Linkdata's mission is to be able to make the optimum use of the new global high speed Internet now being built by major international carriers. We will do this by strategic installation of Internet and telecom application servers to deliver the broadest range of IP voice and data services.

Comtel Communications Inc. Over the past year we have merged the operations of Communication Solutions Group Ltd., with the operations of Symphony Telecom Inc. and renamed that operating division Comtel Communications Inc. Communications Solutions Group (CSG) is an interconnect company offering sales, installation and maintenance of business telecommunications systems, voice processing systems, CTI and IVR systems and a variety of LAN and WAN solutions. CTI systems are Computer Telephony Integration network components, which enhance access for businesses to their databases and information systems. IVR systems are Integrated Voice Response systems, which can automate many business functions and deliver services over the telephone network. LAN is an acronym for Local Area Network, a system that links together electronic office equipment, such as computers and word processors, and forms a network within an office or a building. Our forward plan is complete the integration of this operating entity with Linkdata Communications to create an integrated voice and data services entity.

Directory Management America Dot Com, provides marketing and advertising management services, specifically for yellow pages and e-commerce advertising on an agency basis to large corporations with multi-location operations throughout North America.

Canadian   Inter-Latin   Communications  Inc.  Our  next  focus  is  toward  the
development of the market for voice and data services in Latin America, initially in the Republic of Ecuador. Our 75% owned indirect subsidiary, Canadian Inter-Continental Communications del Ecuador S.A., (owned through
Canadian  Inter-Latin   Communications  Inc.)  plans  to  establish  a  wireless
broadband Internet operation in the 2.400-2.4835 GHz band, providing both domestic and international voice telephone service, data transmission, paging, video conferencing, internet access services. The initial network node is to be established in Quito and will provide an extensive array of business services.

Current Operations Platform
We have experienced a rapid downturn in the North American economy and financial markets. This, increasingly severe, downturn is expected to continue, at least into the second quarter of 2002. The economic conditions have affected the market for our products and services and our ability to finance our growth. There can be no certainty as to the eventual severity or duration of the current downturn. The company has modified its programs and goals in light of current economic conditions.

We continue to see our current operations as a platform to expand our business into emerging areas. Our Company is already in the business of selling, installing and servicing business phone systems, and we have committed our direction to take a leading role in the deployment of convergent technologies and IP services. IP or Internet Protocol is a means of providing a service through the Internet utilizing technologies created and under development, which may be of the Company, available in an acquisition, or licensed from others. Our mission is to be able to make the optimum use of the new global high speed
Internet now being built by major international carriers. We are positioning ourselves to take a lead position in these new services

The company is partnering, or planning partnerships with several local electric power utility companies. The Utility industry is undergoing profound changes as it deregulates over the next few years. Many electric utility companies already have a fiber infrastructure and are changing their focus as they expand their field of vision to include telemetering and telecommunications services. As a partner who understands the market we propose to work with them. Our target market is extremely complimentary to their customer base and we have jointly defined the processes, pricing and revenue sharing such a joint arrangement can offer.

Products and Services
Pre-paid phone cards
--------------------
The Company, through its Telemax Communications Inc. subsidiary, offers a full, flexible and competitive line of pre-paid phone cards to the public for North American and International calling.

Telephone Services
------------------
We offer our customers a full suite of Long Distance Services for both residential and business customers. Customers can originate direct-dial calls to other locations in Canada, the United States and Internationally; receive incoming calls through 1-8xx toll free services; make use of pre or post-pay calling cards and enjoy fixed monthly fee flat rate long distance services in selected locations.

o        1+ Equal Access
o        Toll Free
o        Calling Card
o        Flat Rate

Local phone lines
-----------------
We offer the basic communications tools used by nearly every business. Each business line, with its associated telephone number, provides access to the Public Switched Telephone Network (PSTN) to: make and receive calls; send and receive faxes; process credit/debit transactions; access the Internet using a dial-up modem; support security monitoring and alarm services

We provide Centrex lines, the complete "turn-key" communications services for business customers, eliminating the need for separate Key Telephone Systems
(KTS) or Private Branch Exchange (PBX) equipment at the customer's premises, and the associated capital and operating costs for this equipment. We also offer Digital Trunk / PRI services to connect a customer's Private Branch Exchange
(PBX) located on the customer  site, to the Public  Switched  Telephone  Network
(PSTN) and other network facilities.

Business Telephone Systems
--------------------------
Our Company also offers telephone systems and equipment from leading manufacturers including Key/PBX systems; Voice mail; Integrated Voice Response systems; and Computer Telephony Integration. We sell, install, service and maintain systems from: o Telrad Tenecs Inc.

    o        Nortel Networks Corp.
    o        Applied Voice Technologies
    o        Custom IVR and CTI systems on Microsoft and Unix platforms.

Data Services, Equipment and Systems
------------------------------------
We offer a full suite of data and Internet systems and services including:
    o        LAN/WAN/VPN
    o        Data Network Design
    o        Implementation
    o        Routers / Bridges / Switches
    o        Network Monitoring
    o        Network Security
    o        Firewalls
    o        Server Parks
    o        Server Applications

A Local Area Network (LAN) connects computers together within a relatively small area, such as an office, a building, or a group of buildings (campus). A well-designed and well-maintained LAN improves employee efficiency and effectiveness, by simplifying the creation and sharing of up-to-date information and other resources. It can also provide firewall-protected access to other company sites, customers, suppliers and the world.

A Wide Area Network (WAN) connects computers and/or LANs in two or more business locations, such as a head office in different cities. WANs provide connectivity to enhance communications, share up-to-date information, and to overcome distance limitations.


LAN, WAN, VPN
-------------
We offer Local area networking (LAN), Wide area networking (WAN) and Virtual private network solutions (VPN). In conjunction with DSL Internet services, we also provide wireless LAN to LAN Wide Area Networking and Internet access. We also offer the business customer network design, installation and maintenance, whether the network is internal to a single location or stretches around the world. We can furnish, install and maintain all of the data networking components for our customers including the data cabling, hubs, routers, bridges, and switches

Internet Services
-----------------
We provide access solutions for Internet/Intranets, VPN and electronic commerce. We offer a single source solution partner to our customers. We are deploying high speed ADSL / SDSL Internet access. Asymmetric Digital Subscriber Line
(ADSL) is a transmission technology that delivers a high-speed, downstream channel to subscribers and a lower-speed, upstream channel to the network. ADSL transmits data asymmetrically to match the asymmetric nature of interactive multimedia that typically falls into the client-server model. ADSL was specifically designed to support this two-way data transfer environment. We also offer our customers in selected locations a broad line of optical fibre-based services including high-speed Internet access and 10 mbs transparent LAN service through the fibre facilities of our power utility partners.

Voice over IP
-------------
Although it is generally recognized that data traffic has surpassed voice traffic on the public switched network, it is still the case that 80% of telecom revenues are derived from voice traffic. Voice telephony will be one of the first of the new IP services to be introduced. Other new services that leverage IP include virtual private networks, Centrex services, telecommuting solutions, remote call centres and conferencing with multimedia collaboration tools.
Consumers will have increased choice regarding the types of services they receive, who they buy from, and the quality of these services. Corporations will potentially have a single network infrastructure resulting in greater efficiencies and integration of their information systems and workflow. This integration will benefit their employees, customers, shareholders and the public. Users will now be able to dial in to become part of the corporate voice and data information system. Once logged in, the network recognizes the user profile, and all services, whether voice or data, are routed over the IP address established by the user regardless of the users office or branch location. A corporation can establish network policies that streamline and automate the dissemination of service and information. Symphony Telecom Voice services are only the first of a suite of value-added services which Symphony will offer using IP networks. The company has, in the past year introduced unified messaging services for the business and residential markets. The real value in using IP is that it lends itself well to all traffic types, and is therefore independent of the underlying network infrastructure.

Convergent Systems and Services
-------------------------------
Symphony's convergent systems and services are products which incorporate a range of telecommunication fields (Internet, Voice, Data) into one unique product. Symphony believes in distinguishing itself through the excellence of it's technical and customer services. We are proud to be able to offer the services of our professional engineering staff with many years of telecommunications experience with industry leaders such a Nortel Networks. Our technicians are fully trained and qualified by our equipment suppliers. We offer convergent systems such as Tri-Link Technologies Vortex system and Nortel Networks Business Communications Manager.


Business Strategy
Our current strategy is to build our assets, generate substantial revenues, seek significant profits, and control our costs, all while pursuing viable business opportunities. We restrict our search to specific businesses in the telecommunications industry but not necessarily any particular geographical location. We will use strategic alliances to deliver certain solutions to our customers. These alliances are typically formed to fill product or service gaps, or complete marketing partnerships. Strategic alliances also augment our access to potential new customers.

The management of our Company has shifted its focus, in this current economic downturn, from identifying, researching, analyzing and acquiring new business opportunities to developing and nurturing our existing operating assets. Our current focus is to achieve profitability for each of our business units through reorganization and consolidation and to eliminate our dependence on new investment capital to achieve growth. We intend to continue to acquire businesses in the future that offer the technology and/or resources that would enhance our ability to compete in existing markets or to exploit new market opportunities. However, the level of acquisition activity will depend on the level of volatility in the capital markets. Continued increased volatility in the capital markets in the fiscal year ending June 2002 is expected to result in a slower pace of acquisition activity until such time as markets stabilize and volatility decreases.

Employees
Our Company, through its subsidiaries, currently employs 23 people in our Brampton headquarters offices, including five full time administrative people. In addition, five full-time people are employed in the Linkdata operation in London, Ontario; seven people are employed in the operations of Directory Management America in Montreal, Quebec; and twenty-two people are employed at Telemax Communications Inc in Toronto. We contract, when necessary, for the services of telephone installation technicians to fulfill our installation and servicing commitments. In addition, we currently engage freelance media and marketing people under the supervision of our Marketing Director. In April, 2001 the Company laid-off twenty-six employees at our Brampton, London Ontario and Montreal locations as a cost-cutting measure due to the economic downturn and resulting financial uncertainty. Four employees were subsequently recalled.

Marketing Concerns including Target Market
Notwithstanding the current downturn in the economy and the uncertainty in the high-tech marketplace the rapid pace of technological development and the continued deregulation of the global marketplace continue to fuel dramatic changes in the telecommunications landscape. The new technologies driving the revolution in the industry are ATM (Asynchronous Transfer Mode); DSL (Digital Subscriber Line); Wireless technologies; and the tremendous growth in "net" infrastructure (intranets, extranets, e-commerce and the Internet). The new technologies will result in one common transmission network and switching fabric for voice, fax, video and multimedia traffic. With a street-level view of the needs of, and opportunities available to, our target markets, a day-to-day sales and service interaction and twenty-four hour a day, seven day a week service capability, we have positioned ourselves with the tools to be able to translate the new technologies into value for ourselves and our customers.

The economic conditions this year have seen many start-up telecom and Internet companies fail as a result of their inability to raise the required capital to sustain themselves. The resultant consolidation in the telecom market, the reluctance of many client companies in our target market to trust their telecommunications networks and services to what they see as smaller, less stable service companies has hurt our ability to compete. We are focussing on our competitive strengths: flexibility; speed to market; creativity; and superior service. We have developed a resource base with experience in the provision of a full range of telecommunication products and services for primarily the small to medium business market. Our focus is on unique telecommunications solutions, to consumers, small and medium sized businesses.

Outlook and Industry Developments
We have seen a rapid and increasingly severe downturn in the economy, which has affected growth in demand for our products and services. While we expect the economic downturn to continue well into the second quarter of 2002, there can be no certainty as to the degree of the severity or duration of this downturn. We also cannot predict the extent and timing, if any, of the impact of the economic downturn on the North American economy. However, with the substantial growth of the Internet and the increased volume of data network traffic, we are focusing on the expected high growth areas of demand for packet networking for voice, data and convergent services.

We are also committed to meeting the market demand for network solutions that address the needs of specific vertical markets, including but not limited to: desktop videoconferencing; IP networking solutions for Virtual Private Networks over the public Internet and mobile telecommunications solutions. We intend to continue to compete for current and future market opportunities by using our existing portfolio of network solutions and services, by refining and deploying the available technology to meet the specific service demands of our target markets; and by acquiring or aligning with companies that have new, attractive product offerings and technologies. Our ability to develop or acquire technologies, products and services to fulfill the changing needs of our customers and address new market opportunities is critical to our future success.

ITEM 2. PROPERTY

We currently occupy corporate headquarters of 20,000 square feet under a five-year lease subject to extensions. The base monthly rental is approximately $11,666.00. Due to the economic downturn we have scaled back our growth plans and are subsequently actively seeking to sub-let up to 10,000 square feet of our available space. Our subsidiaries occupy their own space.

ITEM 3. LEGAL PROCEEDINGS

On March 21, 2001 an Order was made by the Honourable Madame Justice Swinton, in the Ontario Superior Court of Justice ( In Bankruptcy) in the matter of the Bankruptcy of Mondetta Telecommunications Inc. declaring that the application brought pursuant to the Bulk Sales Act, R.S.O. 1990, c.B. 14, commenced by David Chan, as Applicant against Mondetta Telecommunications Inc. and Symphony Telecom Inc., as respondents is stayed by operation of s.69.3 of the Bankruptcy and Insolvency Act. R.S.C. 1985, B-3. This order was issued on August 2, 2001 . Accordingly the previous Order of the Honourable Mr. Justice Matlow of November 29, 2000 prohibiting the transfer of assets or other consideration pursuant to the September 23, 2000 agreement between Symphony Telecom Inc and Mondetta Telecommunications Inc. is no longer applicable. Costs were awarded in favour of Symphony.

Symphony Telecom Inc. commenced proceedings in the Ontario Superior Court of Justice, against Telemax Communications Inc. ( 61.5% of the shares of the said Telemax are owned by Symphony Telecom Inc. ), by way of a Notice of Application returnable on May 24, 2001. Symphony applied for and obtained an Order made by the Honourable Mr. Justice Day that the refusal to make available minute books and financial information by Telemax is oppressive and unfairly prejudicial to Symphony. Telemax was further ordered to grant Symphony immediate access to the said information. Costs were awarded in favour of Symphony.

Telemax Communications Inc. and its shareholders excluding Comtel Communications Inc. commenced an action in June of 2001 in the Ontario Superior Court of Justice against the said subsidiary Comtel Communications Inc. for a declaration that the July 31, 2000 issuance of Telemax shares is void due to non payment, for rescission of the Telemax share purchase agreements, for the return of the share certificates of Telemax held by Symphony Telecom Inc. and for misrepresentation damages for CAN$20,000.000. A defence had been filed vigorously defending this action. The documentation for the subject agreements was prepared by the Plaintiff's solicitors (including a unanimous shareholder agreement) and the consideration was paid in full on closing at which time all representations merged into the completed agreements. Symphony Telecom
International  Inc.  has also  been  included  as a  defendant  in this  matter.
Mediation is scheduled for November 22, 2001 and it is anticipated that a resolution will be achieved in our favour.

On March 23, 2001 a Claim by Moon Dog's Management Services (Bradley Hale) against Communications Solutions Group Ltd., a wholly owned subsidiary of Symphony Telecom Inc., was amended to include a claim against Symphony Telecom Inc. The amended portion of the claim is for the sum of $34,624.30 for alleged unpaid wages by Communications Solutions Group. A motion will be made to dismiss any claim against Symphony Telecom Inc. as completely unfounded and unsupported by the pleadings.

On July 24, 2001 World Link Communications Inc. issued a claim against Comtel Communications Inc. for $18,635.18 being claimed services and office supplies provided by the Plaintiff to the defendant's "Asian Division". A defence, set off and counterclaim for the sum of $32,000 has been filed and this matter will be vigorously defended.

On July 3, 2001 Dan Nelson issued a claim against Symphony Telecom International Inc. claiming unpaid wages and severance pay of approximately $96,000.00. Symphony Telecom Inc. hired Mr. Nelson on October 3, 2000 and accordingly it is expected that the Claim will be dismissed as against Symphony Telecom International Inc. in its entirety. Furthermore a counterclaim in the amount of CAN$300,000 will be issued against Mr. Nelson. The matter is scheduled for mandatory mediation on October 15, 2001.

Comtel Communications Inc. has also received correspondence indicating that claims may be issued against it as defendant in various other minor suits arising out of the normal course of business.

On July 19, 2001 Mondetta Communications Corp. a wholly owned subsidiary of Comtel Communications Inc. filed a Notice of Intention To Make a Proposal.. This was precipitated by a demand by AT&T Canada Inc. for immediate payment in full of a promissory note dated January 15, 2001 in the amount of $1,006,545. The said Notice named AT&T Canada Inc. for $1,006,545 and Symphony Telecom Corp. for $1,390,000 as the two principal creditors of Mondetta. AT&T has the position that it was not bound by the automatic stay pursuant to the said proceeding and in fact has indicated that it does not consider Mondetta to owe it any money whatsoever. Accordingly the trustee in Bankruptcy was instructed to cancel the said Notice, failing which Mondetta may bring an application to set aside the said proceeding in its entirety.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

The following documents are incorporated by reference:
Form DEF14A Definitive Proxy Statement filed April 24, 2001

                                     PART II

ITEM 5. MARKET FOR REGISTRANTS COMMON EQUITY AND RELATED STOCKHOLDER MATTERS Market Price for Common Stock
Our common stock was approved for trading on the OTC Bulletin Board under the symbol "SYMY" and commenced trading in March 2000. On July 18, 2001 Our Company completed a reorganization, originally announced on February 13, 2001 and approved by the shareholders on May 14, 2001 the principal features of this reorganization included: changing the Corporation's name from Symphony Telecom International Inc. to Symphony Telecom Corp; transferring the legal domicile of the Corporation from Utah to Delaware; authorizing a new class of preferred stock and an effective 50% dividend in the form of a 3-for-2 forward split of the Company's common stock. The stock split was effective on April 9, 2001. As a result of the reorganization and name change the Company's trading symbol on the OTC Bulletin Board was changed on July 18, 2001 from "SYMY" to "SYPY".

The high and low sales prices of the common stock as reported on the OTC Bulletin Board for the time periods indicated are set forth on the table below. Sales prices do not reflect any commission or discount.

------------------------- ------------------------------------------------------
Period Ended                                       Price Range
------------------------- ------------------------------------------------------
                                     High                        Low
------------------------- --------------------------- --------------------------
June 30, 2000                       $4.46                       $1.30
------------------------- --------------------------- --------------------------
September 30, 2000                  $2.25                       $1.02
------------------------- --------------------------- --------------------------
December 31, 2000                   $1.58                       $0.31
------------------------- --------------------------- --------------------------
March 31, 2001                      $0.66                       $0.12
------------------------- --------------------------- --------------------------
June 30, 2001                       $0.36                       $0.10
------------------------- --------------------------- --------------------------

As of June 30, 2001, there were 31,395,830 shares of our common stock outstanding and we had approximately 3500 shareholders of record.

Transfer Agent and Registrar

Our transfer agent is Securities Transfer Corporation located at 2591 Dallas Parkway, Suite 102, Frisco, Texas 75034.

Dividend Policy

We have never paid a cash dividend on our common stock and we do not anticipate paying dividends in the foreseeable future. Any earnings will be retained for use in our business.

Recent Sale of Unregistered Securities

The following transactions were effected by us in reliance upon exemptions from registration under the Securities Act, as amended. Unless stated otherwise; (i) that each of the persons who received these unregistered securities had knowledge and experience in financial and business matters which allowed them to evaluate the merits and risk of the receipt of these securities, and that they were knowledgeable about our operations and financial condition; (ii) no underwriter participated in, nor did we pay any commissions or fees to any underwriter in connection with the transactions; (iii) the transactions did not involve a public offerings; and (iv) each certificate issued for these unregistered securities contained a legend stating that the securities have not been registered under the Act and setting forth the restrictions on the transferability and the sale of the securities.

On March 9, 2000, our Company (Mammoth Resources, Inc.) entered into an Agreement to acquire a company called Symphony Telecom International, Inc., incorporated in December 1998, in Delaware ("SYMPHONY"). The closing of the Agreement, or effective date of the transaction, was March 9, 2000. As part of the Agreement, a total of 7,924,375 shares of common stock were issued in trust to an owner and the Chairman of SYMPHONY, Mr. Gilles A. Trahan. Mr. Trahan subsequently distributed the shares to the remaining shareholders of SYMPHONY, on a pro rata basis. The shares were issued with a restricted legend thereon as"restricted securities". In addition, as consideration for their part in completing the transaction, Mr. Trahan and Mr. Daniel G. Cullen were each issued 1,000,000 restricted securities pursuant to a private placement made pursuant to
Section 4(2) of the Securities Act. A further 1,000,000 restricted shares were issued to Japie, Ltd. and 200,000 restricted shares were issued to International Escrow Agents, Inc.

On June 14, 2000 we issued of 60,000 restricted securities to Shining Star of Asia, Ltd. and on June 21, 2000 we issued an additional 600,000 restricted securities stock to Shining Star of Asia, Ltd. an accredited investor for an aggregate of $910,000 in connection with a private placement pursuant to Section 4(2) of the Securities Act. related to a private placement agreement with Geek securities Inc.

On June 29, 2000,our Company acquired all of the common stock of Linkdata Communications London Ontario Inc., a company incorporated in Ontario, Canada. The purchase price of $495,160 was satisfied by a cash payment of $270,160 and the issuing of 150,000 restricted securities stock for a stated amount of $225,000 ($1.50 per share). On June 29, 2000, we issued 65,000 shares each to Robert Douglas and Wendy Douglas and 10,000 shares each to Douglas Vandervrie and Greg Sinclair in a private placement pursuant to Regulation D.

On July 2, 2000 we issued 2,850 restricted securities stock to Steven Halicki in satisfaction of interest owing on a loan to a subsidiary company in a private placement pursuant to Regulation D.

On July 17, 2000 we issued of 100,000 common stock to Mr. Karl Spiegl of the Federal Republic of Germany, pursuant to Regulation S. The shares were issued in satisfaction of consulting services rendered.

On August 28, 2000 we issued of 62,500 shares of restricted common stock to Mr. Doug Rasberry and 62,500 shares of restricted common stock, pursuant to Section 4(2) of the Securities Act, to Mr. Michael Vlahovic in satisfaction of services rendered.

On September 6, 2000 we issued of an aggregate total of 12,500 shares of rule restricted securities stock to seven employees of the company which did not include any officers or directors of the company. The Registrant issued the shares in satisfaction of services rendered which does not constitute a public offering.

On September 6, 2000 we issued 18,243 restricted securities in a private placement made pursuant to Regulation S. to 31,757 to Karl Spiegland Ms. Mindy Gross of Israel and 50,000 restricted shares to Financial Technology Research Corporation in satisfaction of services rendered pursuant to a 4(2) private placement.

On September 13, 2000 we issued 10,000 restricted securities to Steven G. Halicki in satisfaction of the terms of a loan agreement with a subsidiary company.

On September 29, 2000 we issued 10,000 restricted securities to Steven G. Halicki in satisfaction of services rendered.

On October 24, 2000 we issued 53,000 restricted securities to three employees of the company in a private placement pursuant to Section 4(2) of the Securities Act.

On  December  2,  2000 we  issued in a  private  placement  of 3,400  restricted
securities  to  Ian  Somers,   Envirotech   Office   systems  Inc.,  in  partial
satisfaction of an outstanding invoice for office furniture.

Effective July 1, 2000 Symphony Telecom, Inc., a subsidiary of the company, purchased certain assets of Mondetta Telecommunications Inc. The purchase price being satisfied by issue of 1,050,000 restricted securities stock with each common share having attached a warrant to purchase one common share at the price of $3, expiring September 30, 2001. On December 22, 2000 the Directors authorized the issuance of 1,050,000 restricted securities in the name of Mondetta Telecommunications Inc.

On February 2, 2001 we issued of 200,000 restricted securities of the Corporation to Mondetta Communications Corp. a wholly owned subsidiary of our Company to facilitate a collateral security agreement with a vendor.

On March 15, 2001 we issued $750,000 of aggregate principal amount of 8% Convertible Notes in connection with a private placement pursuant to Section 4(2) of the Securities Act.

On March 18, 2001 we conducted a forward stock split of 3:2.

On March 5, 2001 we issued 60,000 shares of common stock pursuant to Section 4(2) of the Securities Act, to OTC Live, Inc. for services rendered.

On March 23, 2001 we issued 33,500 shares of common stock pursuant to Section 4(2) of the Securities Act, to three employees of the company for services rendered.

On March 23, 2001 we issued 8,900 shares pursuant to Section 4(2) of the Securities Act, to Discount Dialling Inc. in satisfaction of the purchase price for certain assets of Discount Dialling Inc.

Pursuant to the terms of a Stock Exchange Agreement, dated as of May 16, 2001 (the "Stock Exchange Agreement"), by and between Symphony Telecommunications U.S.A., Inc. (the "Purchaser"), a Nevada corporation and wholly owned subsidiary of Symphony Telecom International, Inc. (The "Registrant"), N. Patrick Martin ("Seller"), One Touch Network, Inc., a Nevada corporation ("One Touch") and Comtel Network LLC, a California limited liability company ("Comtel"). Pursuant to the Stock Exchange Agreement, the Company acquired, by means of a stock exchange all of issued and outstanding shares of One Touch. At the Closing the Seller transferred to the Purchaser all of the issued and outstanding shares of common and preferred stock of One Touch. In exchange therefore, the Purchaser
(i) transferred to Seller One Million Six Hundred Thousand (1,600,000) shares of the common stock of the Company.



ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Results of Operations
The following discussion should be read in conjunction with the Financial Statements and Notes thereto contained elsewhere herein. Please note that no assurance exists as to the actual future outcome of Management's plans, assumptions or estimates. Historically the Company has experienced losses from operations. Management anticipates that losses will substantially decrease as the business units are integrated and businesses are acquired, with revenues substantially increasing. No guarantee exists.

The Company's books are kept in Canadian dollars and translated to US dollars for reporting purposes. It is sometimes possible that comparing the result for the current reporting period with the figures reported for previous reporting periods will yield a number that is slightly different from that previously reported. Any such discrepancy is due to currency translation rate differences that may apply at the time the financial reports are prepared. Except where specifically indicated all monetary values are shown in United States Dollars.

The following table shows the selected unaudited condensed consolidated income statement data of the Company and its subsidiaries for the fiscal years ended June 30, 2001 and 2000.

                                                   Fiscal year Ended June 30,
                                                      2001             2000

Sales                                            $ 12,015,621     $    467,239
Cost of sales                                       9,578,858          363,436

                                                 ------------     ------------
Gross profit                                        2,436,763          103,803
Gross profit margin (%)                                  20.3             22.2
Selling , General and Administrative Expenses       7,859,645          798,267
SG&A % of Sales                                          65.4%             171%
Income (Loss) from Operations                      (5,422,882)        (694,464)
Other Income and expense                             (910,367)         (72,279)

Income (loss) before income taxes and minority     (6,333,249)        (766,743)
interests
Income taxes (recovered}                                 --              1,103
Minority interests                                  1,137,187            1,225
                                                 ------------     ------------
Net income (loss)                                $ (5,196,062)    $   (757,111)
                                                 ============     ============


Sales and Gross Profit Margin

Total sales for fiscal year ending 2001 increased by $11.5 million or 2,471% to $12 million, compared to $467,239 for fiscal year ending 2000. The increase was due to the additional lines of business acquired by the company during FYE 2001

The company is reporting sales in the pre-paid card business of $7.7 million. The pre-paid card business reflects substantially the operations of Telemax Communications Inc. The Company did not report any business in this sector in the fiscal year ending June 30, 2000 since the operation was acquired by our Company in July, 2000. Telemax reported sales of $6.5 million for the fiscal year ended June 30, 2000.

Year over year sales results within the Telephone services category, at $3,3million increased by 2,163% this year compared to the previous year which saw $144,755 in sales. These gains reflect the addition, in year, of the Mondetta Communications Corp. customer base.

Equipment and systems sales and Internet Services posted significant year over year gain of 2,182%. This gain is attributable to the acquisition of Linkdata Communications at the end of June 2000.

The Company saw revenue of $173,586 as a result of the operations of Directory Management America. The Company did not report any business in this sector in the fiscal year ending June 30, 2000 since this business commenced operations in-year.

The Company's results show an overall gross margin for the fiscal year ending June 30, 2001 of 20.3%. This compares to a FY2000 gross margin of 22.2%. The drop in gross margin from the previous year can be attributed to the gross margin performance of the pre-paid card business which achieved a gross margin of 9.7%.

Within the Telephone Services operating segment, the company achieved a gross margin of 41.5% in FY2001 compared to 31.3% last year

Margins on equipment and systems and Internet services at 37.1% reflect the results of our rationalization and expansion of the product portfolio required to achieve our objective to be a total communications supplier and compare favourably to previous year's result of 18.1%.

Gross Margin in the directory management category at 11.5% for the year reflects the relatively higher costs associated with an early stage company, Directory Management America dot Com.


Selling, general and Administrative Expenses

Selling, General and Administrative expenses for fiscal 2001 compared to 2000 indicates a substantial increase that parallels the increase in Revenue and is primarily the result of a build-up of sales and marketing staff, the consolidation of the acquisitions as well as additional expenses, legal and professional fees related to financing activity. SG&A as a percent of sales has declined to 65.4% in FY2001 compared to 171% in FY2000. In recent months the Company has taken substantial steps to further reduce these expenses.

Income (Loss) from Operations

Loss from operations for FY2001 was $5.4 million or 45.1% of sales compared to $694,464 or 148% of sales in the previous year. The loss from operations is mainly attributable to the restructuring and consolidation of business units and management's focus on investing for future growth. Operating losses are a result of infrastructure build-up in the early part of the year, particularly in sales executives and customer engineers and some one-time expenses associated with financing activity. Due to current weakness in the telecom sector the company has not achieved it's targeted sales growth and is delayed in it's current business plan which was projecting profitable operations before the end of fiscal year 2001. Management is projecting the company will achieve break-even by the end of the second quarter of fiscal 2002.

Income Taxes

Income taxes recovered of $1,103 shown in the income statement for FY2000 represents losses carried back by a wholly owned subsidiary in Canada, Communication Solutions Group Ltd. Income taxes payable of $203 shown in the balance sheet at June 30, 2000 represents income taxes payable by wholly owned Canadian subsidiary, Linkdata Communications London Ontario Inc. The consolidated results for the year ended June 30, 2001 reported accumulated losses of $5,196,062, which may be carried forward to be offset against future taxable income.

Minority Interest

Minority interest represents minority interests in 40% of Canadian Intercontinental Communications (Ecuador) S.A., 12% of Comtel Communications Inc., 57.6% of Directory Management America dot com, Inc., and 38.5% of Telemax Communications, Inc. The following table shows the minority interest in losses of consolidated subsidiaries.

      ------------------------- ------------------------------------------------
                                           Fiscal Year Ended June 30,
      ------------------------- ------------------------------------------------
                                       2001                        2000
                                       ----                        ----
      ------------------------- ---------------------- -------------------------
      Cdn Inter-Latin Comm.         $    1,440               $    1,225
      ------------------------- ---------------------- -------------------------
      DMA                           $  270,271                        -
      ------------------------- ---------------------- -------------------------
      Comtel                        $   92,729
      ------------------------- ---------------------- -------------------------
      Telemax                       $  772,747                        -
      ------------------------- ---------------------- -------------------------
      Total                         $1,137,187               $    1,225
      ------------------------- ---------------------- -------------------------

Financial Condition

Net cash used by operating activities for FY2001 was approximately $889,673, as compared to net cash used by operating activities of $782,574 for FY2000. The balance is due to an increase in trade payables and receivables and an increase of $1.85 in loans and accrued liabilities.

The Company and its subsidiaries' primary liquidity needs are to fund a shortfall in operations, working capital and inventories.; to fulfill certain commitments made relating to previous acquisitions; and to expand business operations. The Company has financed its working capital requirements primarily through equity placements and short term borrowing.

The Company has been substantially dependent on the proceeds of various offerings of its securities to fund its operating expenses. Management believes that by relying on its cash on hand, upon anticipated cash flow from business operations, private placement offerings of shares, and some commercial borrowing, it will meet its current commitments and requirements for the balance of the year. Management believes that the ability of the Company to achieve substantial profitability in the short term is conditional primarily upon the successful operation of its business units and their future operating results. In March 2001 The Company received $750,000 in convertible debt financing, with simple interest payable quarterly at 8%. As follows:

On March 15, 2001, we entered into a Subscription Agreement with Laurus Master Fund, Ltd., relating to the sale of $300,000 in the principal amount of our 8% Convertible Notes due March 15, 2003 and warrants to purchase up to 1,714,285 shares of our common stock. On March 15, 2001, we entered into a Subscription Agreement with The Keshet Fund, L.P., relating to the sale of $200,000 in the principal amount of our 8% Convertible Notes due March 15, 2003 and warrants to purchase up to 1,142,856 shares of our common stock and on March 15, 2001, we entered into a Subscription Agreement with Stonestreet Limited Partnership relating to the sale of $250,000 in the principal amount of our 8% Convertible Notes due March 15, 2003 and warrants to purchase up to 1,142,857 shares of our common stock.

The Company continues to explore opportunities with various investors, joint venture candidates, and prospective licensees. The Company has various pursuits, for substantial equity funding, underway for both the short and long term needs of the Company. Management believes that current funding, as well as others in potential private placements will assist the Company in meeting its cash needs, but there is no guarantee.

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

The company has initiated various initiatives with Hydro-Electric Power Utility companies including joint marketing programs. The Power Utilities have large customer bases and strong customer loyalty. Many have invested significantly in fibre based communications facilities in their regions and the Company sees great potential in co-operative ventures in this sector.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
See the financial statements beginning on page F-1 filed as a part of this report

ITEM 8.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTING AND FINANCIAL DISCLOSURE

The Company has had no disagreements with accountants on matters of Accounting or Financial Disclosure.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors, Executive Officers and Key Employees

The following table sets forth the names and ages of our current directors, executive officers and significant employees. Our board of directors is comprised of only one class. All of the current directors, elected at the annual general meeting of the Company held on May 14, 2001, will serve until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. Executive officers serve at the discretion of the board of directors, and are appointed to serve until the first Board of Directors meeting following the annual meeting of stockholders. Also provided is a brief description of the business experience of each director and executive officer and the key management personnel during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the federal securities laws.

         Name                  Age       Position
         ----                  ---       --------
         Gilles Trahan         30        CEO, Treasurer, Chief Executive Officer
                                         and Director
         L.Ross Campbell       68        Director

         Daniel G. Cullen      56        President, Chief Operating Officer,
                                         Secretary and Director

Background and Experience

Gilles A. Trahan. Mr. Trahan is the Chairman of the Board, Treasurer and Chief Executive Officer of the Company. His experience has primarily evolved around investment banking practices. He was involved in real estate as a developer of commercial properties since 1991 and has served as President and CEO of Lexton Fuller Corp, an investment Banking firm in Toronto, Canada where his responsibilities included the structuring of corporate financing, mergers, and acquisitions. He was instrumental in the creation of Symphony Telecom, Inc.

Ross Campbell, Mr. Campbell has an extensive background in the Telecommunications industry and offers a wealth of expertise to the company. Before joining the board of Symphony Mr. Campbell was Executive Vice President, Northern Telecom Canada, where he was responsible for all headquarters functions including Personnel, Manufacturing Engineering, Purchasing, Legal and public Relations; Executive Vice President, Administration, Bell Northern Research; Group Vice President Subscriber Equipment, which included divisions responsible for development and manufacturing of PBX (SL-1, Meridian 1), key systems

(Norstar), and telephone terminals; Group Vice President for transmission with global responsibility within Nortel for all transmission systems including the introduction of fibre optic systems; He served as: Division General Manager for the Analog and Radio Division manufacturing voice frequency transmission equipment and digital microwave radio including the world's first 64QUAM system; From 1967 to 1974 he was Operations Manager for Netas in Istanbul, a Nortel joint venture with the Turkish PTT. Commencing as Engineering Department Manager Mr. Campbell headed the introduction of PCM equipment in Northern Electric Company and the conversion of carrier systems from tubes to solid state devices. Mr. Campbell retired from Nortel Networks in 1992 after a distinguished 37 year career.

Daniel G. Cullen, P. Eng. Mr. Cullen is the Director, President and Chief Operating Officer of the Company. He obtained his engineering degree from the University of Waterloo in 1970. He was employed by Bell Canada, Computer
Communications Group, as a design engineer and subsequently with Northern Telecom (Nortel Networks) where he enjoyed a 20 year career in product management, sales and marketing management. Thereafter he was president of Comtel Canada Inc., a venture providing business telecommunications systems, software and engineering services into Saudi Arabia. He concurrently founded a telecommunications software Company providing PC-based switches to the emerging long distance resellers, and, with the advent of equal access in Canada, became President of InteleLink, an alternative long distance service provider.

Board of Directors
During the year ended June 30, 2001, the board of directors met several times; certain corporate actions were also conducted by unanimous written consent of the board of directors. Directors are compensated 10,000 Shares of restricted common stock annually and are reimbursed for any out-of-pocket expenses incurred in attending board meetings. We have no audit, nominating or compensation committees or committees performing similar functions.


Limitation on Liability and Indemnification

Our Articles of Incorporation limit the liability of directors to the maximum extent permitted by Delaware law. In addition, our bylaws require us to indemnify our directors and officers, and allow us to indemnify our other employees and agents to the fullest extent permitted by law. At present, there is no pending litigation or proceeding involving any director, officer, employee, or agent where indemnification will be required or permitted. We are not aware of any threatened litigation or proceeding that might result in a claim for indemnification. If we permit indemnification for liabilities arising under the Securities Act to directors, officers or controlling persons under these provisions, we have been informed that, in the opinion of the Securities and Exchange Commission, this indemnification is against public policy as expressed in the Securities Act and is unenforceable.

ITEM 10.EXECUTIVE COMPENSATION

The following table sets forth the compensation paid during fiscal year ended June 30, 2001 to Symphony's Chief Executive Officer. No officer of Symphony received annual compensation in excess of $100,000 per annum.

Summary Compensation Table

Name and Principal
  Position                         Year                              Salary
----------                         ----                              ------
Gilles A. Trahan                   2000                              $8,275
Chairman of the Board, Chief       2001                              $26,625
Executive Officer

Compensation Agreements
We have no long-term employment or consulting agreements with any of our executive officers or directors.

Stock Option Plan

Effective February 9, 2001, our directors approved our 2001 Stock Option and Incentive Plan. The purpose of the plan is to provide additional incentives to those directors, officers, and key employees and consultants of the company and its subsidiaries whose substantial contributions are essential to the continued growth and success of the company's business in order to strengthen their commitment to Symphony, to motivate them to faithfully and diligently perform their assigned responsibilities, and to attract and retain competent and dedicated individuals whose efforts will result in the long-term growth and profitability of Symphony. To accomplish this purpose, the plan provides that Symphony may grant incentive stock options or nonqualified stock options. The plan is to be administered by the board of directors. The board is empowered to select those directors, officers, key employees, or consultants of the company or its subsidiaries eligible to receive stock options under the plan. The board is also empowered to determine the number of incentive stock options and nonqualified stock options to be granted each optionee, to construe and interpret the plan, and to amend and revoke rules and regulations for the administration of the plan. A total of 10,000,000 shares of our common stock are authorized for issuance under the plan. The purchase price or the manner in which the purchase price is to be determined for shares under each option is to be set forth by the board provided that the purchase price per share for an incentive stock option shall not be less than 33 1/3 % of the fair market value of a share at the time the option is granted. The terms pertaining to the exercise of any option granted under the plan shall be determined by the board, provided that no option shall be exercisable more than 10 years after the date it is granted. The board may accelerate the exercisability of any option or portion thereof at any time.

The plan will terminate, unless amended by the board, on the day before the tenth anniversary of the effective date, which is February 9, 2001.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of March 30, 2001 with respect to the beneficial ownership of the common stock of Symphony by each beneficial owner of more than 5% of the outstanding shares of common stock of Symphony, each director, each executive officer, and all executive officers and directors of Symphony as a group, (i) the number of shares of common stock owned by each such person and group and (ii) the percent of Symphony's common stock so owned.

As used in this section, the term beneficial ownership with respect to a security is defined by Rule 13d-3 under the Exchange Act as consisting of sole or shared voting power (including the power to vote or direct the vote) and/or sole or shared investment power (including the power to dispose of or direct the disposition of) with respect to the security through any contract, arrangement, understanding, relationship or otherwise, subject to community property laws where applicable. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated. The address of those persons for which an address is not otherwise indicated is: 41 George Street, Brampton, Ontario, Canada L6Y 2E1

                                              Number of Shares of       Percentage of Outstanding
                                              Common Stock              Common Stock
    Name of Beneficial Owner                  Beneficially Owned        Beneficially Owned (1)
    ------------------------                  -------------------       ----------------------

    Gilles Trahan                             6,000,000                  19.1%
    Daniel Cullen                             6,009,000                  19.1%
    Five Percent Shareholders
    Fidelity Merchant Bank and Trust #51      1,000,000                  5.1%
    Frederick St. Box CB 12337
    Nassau, Bahamas


We believe that the beneficial owners of securities listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants (including the percentage of all officers and directors as a group), but are not deemed outstanding for purposes of computing the percentage of any other person.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Various corporations are owned by our Company. Management of our Subsidiaries may hold positions in the various companies, including Symphony. This may result in situations where a conflict of interest exists in deciding a business issue. Two of our current officers hold seats on the Board of Directors. Certain members of Management may, from time to time, also be creditors owed money or other compensation from the completion of our acquisitions. Although Management intends to act fairly and in full compliance with their fiduciary obligations, there can be no assurance that we will not, as a result of the conflict in interests described herein, possibly enter into arrangements under terms one could argue are less favorable than what could have been obtained had the Company been dealing with unrelated persons.

Loans in the amount of $136,000 and $126,071 were accrued and payable as of June 30, 2000 and June 30, 2001 respectively to Mr. Cullen who is both a officer and a director, on a non-interest basis, due on demand. At June 30, 2000 and June 30, 2001 Mr. Trahan was indebted to the Company for a loan of $8,477 and $38,000 respectively, due, without interest, upon demand.

Limitation on Liability and Indemnification

Our Articles of Incorporation limit the liability of directors to the maximum extent permitted by Delaware law. In addition, our bylaws require us to indemnify our directors and officers, and allow us to indemnify our other employees and agents to the fullest extent permitted by law. At present, there is no pending litigation or proceeding involving any director, officer, employee, or agent where indemnification will be required or permitted. We are not aware of any threatened litigation or proceeding that might result in a claim for indemnification. If we permit indemnification for liabilities arising under the Securities Act to directors, officers or controlling persons under these provisions, we have been informed that, in the opinion of the Securities and Exchange Commission, this indemnification is against public policy as expressed in the Securities Act and is unenforceable.


                                     PART IV

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


a. Exhibits Index - Form 10-KSB
Item # and Name, Per Item 601 of Regulation S-B/ Location

(2). Agreement and Plan of Merger Incorporated by reference to Exhibit A contained in DEF14A Definitive Proxy Statement file with the Commission on April 24, 2001

3(i) Articles of Incorporation, including amendments/Incorporated by reference to the Company Form S-18 Registration Statement, and any amended reports, on file with the Commission.

3(ii) Bylaws, including amendments/Incorporated by reference to the Company Form S-18 Registration Statement, and any amended reports, on file with the Commission.

(11) Statement of Computation of Per Share Earning (can be determined from the included financial statements)

(20) 2001 Employee and Consultant Incentive and Stock Option Plan for Symphony Telecom International, Inc. Incorporated by reference to Exhibit B contained in DEF14A Definitive Proxy Statement filed with the Commission on April 24, 2001.

b. Reports on Form 8-K.

No new reports on form 8-K were filed in the last quarter of the current reporting period.

On 8/29/2000 the Company filed, on form 8-K, information relating to an agreement with Geek Securities Inc. whereby the Company authorized the placement of up to $100 million of common stock of the Company on a best efforts basis.

On 9/5/2000 the Company filed an amendment to the report filed on 8/29/2000

On 9/29/2000 the Company filed a Form 8-K as a result of a changes in Registrant's Certifying Accountant. The accountant's report for either of the past two years, did not contain an adverse opinion or was qualified or modified as to uncertainty, audit scope or accounting principles. There was no disagreement with the former accountant during the Registrant's two most recent fiscal years and any subsequent interim period preceding the date of the dismissal.

On 10/18/2000 The Company filed a Form 8-K with respect to its recent acquisition activity and a number of agreements that had been entered into.

                             SYMPHONY TELECOM CORP.
                 (FORMERLY SYMPHONY TELECOM INTERNATIONAL, INC.)


                              FINANCIAL STATEMENTS

                             JUNE 30, 2001 AND 2000

SYMPHONY TELECOM CORP.
(FORMERLY SYMPHONY TELECOM INTERNATIONAL, INC.)
     AND SUBSIDIARIES
JUNE 30, 2001



                                    CONTENTS

                                                                        Page
INDEPENDENT AUDITORS' REPORT                                            F-1
FINANCIAL STATEMENTS
    Consolidated Balance Sheets                                         F-2
    Consolidated Statements of Operations and Other
      Comprehensive Income (Loss)                                       F-3
    Consolidated Statements of Changes in Stockholders'
      Equity (Deficit)                                                  F-4
    Consolidated Statements of Cash Flows                               F-5
    Notes to Financial Statements                                    F-6 - F-12


SYMPHONY TELECOM CORP.
(FORMERLY SYMPHONY TELECOM INTERNATIONAL, INC.)
    AND SUBSIDIARIES
Consolidated Balance Sheets
                                                                                       June 30,       June 30,
                                                                                         2001           2000
                                                                                     -----------    -----------
ASSETS

CURRENT ASSETS
    Cash and cash equivalents                                                        $    88,017    $   275,823
    Short-term investments, securing letters of credit                                   297,225           --
    Accounts receivable, net of allowance for doubtful
        accounts of $121,059 and $56,954                                               1,296,672        261,247
    Note receivable                                                                      200,000           --
    Finished goods inventory                                                             157,094         78,933
    Income taxes recoverable                                                                  64           --
    Prepaid expenses                                                                     354,028         15,101
                                                                                     -----------    -----------

TOTAL CURRENT ASSETS                                                                   2,393,100        631,104
                                                                                     -----------    -----------

PROPERTY AND EQUIPMENT
    Computer equipment, office furniture and automobiles                                 725,570        229,161
    Computer software                                                                    123,981        101,310
    Telephone equipment                                                                  126,944         69,052
                                                                                     -----------    -----------
                                                                                         976,495        399,523
    Less: accumulated depreciation                                                      (371,028)      (195,854)
                                                                                     -----------    -----------

       TOTAL PROPERTY AND EQUIPMENT                                                      605,467        203,669
                                                                                     -----------    -----------

OTHER ASSETS
    Goodwill, net                                                                      4,893,883        738,710
                                                                                     -----------    -----------

       TOTAL OTHER ASSETS                                                              4,893,883        738,710
                                                                                     -----------    -----------

             TOTAL ASSETS                                                            $ 7,892,450    $ 1,573,483
                                                                                     ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Bank loans                                                                       $   343,324    $      --
    Accounts payable                                                                   2,704,580        278,708
    Accrued liabilities                                                                  684,527         91,690
    Notes payable                                                                      1,650,211        167,789
    Deferred revenue                                                                     126,083           --
    Income taxes payable                                                                    --              203
    Current portion leases payable                                                        14,706           --
    Current portion of long-term loans                                                    55,033           --
                                                                                     -----------    -----------

          TOTAL CURRENT LIABILITIES                                                    5,578,464        538,390
                                                                                     -----------    -----------

OTHER LIABILITIES
    Leases payable                                                                        65,602           --
    Long-term debt                                                                       860,091           --
    Notes payable to related parties                                                      44,625         79,479
                                                                                     -----------    -----------

        TOTAL OTHER LIABILITIES                                                          970,318         79,479
                                                                                     -----------    -----------

                    TOTAL CURRENT AND OTHER LIABILITIES                                6,548,782        617,869

MINORITY INTEREST                                                                        323,006         (5,471)

STOCKHOLDERS' EQUITY
    Common stock: $0.0001 par value, 100,000,000 shares and
          $0.001 par value, 50,000,000 shares authorized;
         31,395,830 and 15,918,809 shares issued and outstanding                           3,139         15,919
    Preferred stock: $0.0001 par value, 100,000,000 shares authorized; none issued
    Additional paid-in capital                                                         7,245,384      1,953,190
    Contributed capital                                                                   31,474         31,474
    Accumulated deficit                                                               (6,238,196)    (1,042,134)
    Accumulated other comprehensive income (loss)
        Cumulative translation adjustments                                               (21,139)         2,636
                                                                                     -----------    -----------
        TOTAL STOCKHOLDERS' EQUITY                                                     1,020,662        961,085
                                                                                     -----------    -----------

                      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $ 7,892,450    $ 1,573,483
                                                                                     ===========    ===========


The accompanying notes are an integral part of these financial statements
                                      F-2.


SYMPHONY TELECOM CORP.
(FORMERLY SYMPHONY TELECOM INTERNATIONAL, INC.)
     AND SUBSIDIARIES
Consolidated Statements of Operations and
     Other Comprehensive Income (Loss)
For the Years Ended June 30, 2001 and 2000

                                                             2001            2000
                                                        ------------    ------------
REVENUE
    Prepaid phone cards                                 $  7,726,230    $       --
    Telephone services                                     3,276,368         144,755
    Sales of equipment and maintenance contracts             626,942         322,484
    Internet services                                        212,495            --
    Yellow pages advertising                                173,,586            --
                                                        ------------    ------------

TOTAL SALES                                               12,015,621         467,239
                                                        ------------    ------------

COST OF GOODS SOLD
    Cost of prepaid phonecards                             6,979,935            --
    Cost of telephone services                             1,917,615          99,448
    Cost of products and systems sold                        382,950         263,988
    Cost of Internet services                                144,811            --
    Cost of yellow pages advertising                         153,547            --
                                                        ------------    ------------

TOTAL COST OF GOODS SOLD                                   9,578,858         363,436
                                                        ------------    ------------


GROSS PROFIT                                               2,436,763         103,803
                                                        ------------    ------------

SELLING & GENERAL EXPENSES
    Selling expense                                        1,408,063          33,230
    General and administrative expense                     5,134,443         647,688
    Amortization and depreciation                          1,317,139         117,349
                                                        ------------    ------------

    TOTAL SELLING & GENERAL EXPENSES                       7,859,645         798,267
                                                        ------------    ------------

        (LOSS) FROM OPERATIONS                            (5,422,882)       (694,464)
                                                        ------------    ------------

OTHER INCOME (EXPENSES)
       Interest and other income                              13,910            --
       Bad debt expense                                     (815,488)        (13,728)
       Interest expense                                     (108,789)        (58,551)
                                                        ------------    ------------

    TOTAL OTHER INCOME (EXPENSES)                           (910,367)        (72,279)
                                                        ------------    ------------

NET (LOSS) BEFORE PROVISION FOR INCOME TAXES AND
    MINORITY INTEREST IN EARNINGS OF CONSOLIDATED
    SUBSIDIARY                                            (6,333,249)       (766,743)

RECOVERY OF INCOME TAXES                                        --             1,103

MINORITY INTEREST IN EARNINGS OF
    CONSOLIDATED SUBSIDIARY                                1,137,187           1,225
                                                        ------------    ------------

        NET (LOSS)                                        (5,196,062)       (764,415)
                                                        ------------    ------------

OTHER COMPREHENSIVE INCOME (LOSS)
    Foreign currency translation adjustments                 (23,775)          7,304
                                                        ------------    ------------

TOTAL OTHER COMPREHENSIVE INCOME (LOSS)                      (23,775)          7,304
                                                        ------------    ------------

TOTAL COMPREHENSIVE (LOSS)                              $ (5,219,837)   $   (757,111)
                                                        ============    ============

Weighted average number of common shares outstanding:
     Primary                                              31,395,830      15,918,809
                                                        ============    ============

     Fully diluted                                        34,445,830      15,953,809
                                                        ============    ============

Basic net (loss) per share:
     Primary                                            $      (0.17)   $      (0.05)
                                                        ============    ============

     Fully diluted                                      $      (0.15)   $      (0.05)
                                                        ============    ============


The accompanying notes are an integral part of these financial statements

                                      F-3.


SYMPHONY TELECOM CORP.
(FORMERLY SYMPHONY TELECOM INTERNATIONAL, INC.)
     AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity (Deficit)
For the Years Ended June 30, 2001 and June 30, 2000

                                                                                                                  Accumulated
                                               Common Stock            Additional                                    Other
                                               ------------             Paid-in      Contributed   Accumulated    Comprehensive
                                           Shares         Amount        Capital        Capital       Deficit      Income (Loss)
                                        -----------    -----------    -----------    -----------   -----------    -----------

Balance June 30, 1999                     7,356,875    $       736    $   307,001    $    31,474   $  (277,719)   $    (4,668)

Par value common stock issued               567,500             57        235,819           --            --             --
Par value common stock exchanged         (7,924,375)          (793)      (542,820)          --            --             --
Par value common stock exchanged          7,924,375          7,924        535,689           --            --             --
Acquisition of assets of former
     Mammoth Resources, Inc.              3,255,684          3,256         (3,256)          --            --             --
Par value common stock issued
     Concurrent w/ acquisition of
     assets of Mammoth Resources          3,200,000          3,200         (3,200)          --            --             --
Par value common stock issued               720,000            720        401,279           --            --             --
Par value common stock issued               660,000            660        779,340           --            --             --
Par value common stock issued                 8,750              9         18,488           --            --             --
Acquisition of assets of
     Linkdata Inc.                          150,000            150        224,850           --            --             --
Net (loss)/other comprehensive income          --             --             --             --        (764,415)         7,304
                                        -----------    -----------    -----------    -----------   -----------    -----------

Balance June 30, 2000                    15,918,809         15,919      1,953,190         31,474    (1,042,134)         2,636

Par value common stock issued             1,608,900          1,609      5,233,112           --            --             --
3:2 Forward stock split                   8,763,854          8,764         (8,764)          --            --             --
Par value common stock exchanged        (26,291,563)       (26,292)    (7,177,538)          --            --             --
Par value common stock exchanged         26,291,563          2,629      7,201,201           --            --             --
Par value common stock issued             5,104,267            510         44,183           --            --             --
Net (loss)/other comprehensive (loss)          --             --             --             --      (5,196,062)       (23,775)
                                        -----------    -----------    -----------    -----------   -----------    -----------


Balance June 30, 2001                    31,395,830    $     3,139    $ 7,245,384    $    31,474   $(6,238,196)   $   (21,139)
                                        ===========    ===========    ===========    ===========   ===========    ===========

                                           Total
                                        Stockholders'
                                          Equity
                                         (Deficit)
                                        -----------


Balance June 30, 1999                   $    56,824

Par value common stock issued               235,876
Par value common stock exchanged           (543,613)
Par value common stock exchanged            543,613
Acquisition of assets of former
     Mammoth Resources, Inc.                   --
Par value common stock issued
     Concurrent w/ acquisition of
     assets of Mammoth Resources               --
Par value common stock issued               401,999
Par value common stock issued               780,000
Par value common stock issued                18,497
Acquisition of assets of
     Linkdata Inc.                          225,000
Net (loss)/other comprehensive income      (757,111)
                                        -----------

Balance June 30, 2000                       961,085

Par value common stock issued             5,234,721
3:2 Forward stock split                        --
Par value common stock exchanged         (7,203,830)
Par value common stock exchanged          7,203,830
Par value common stock issued                44,693
Net (loss)/other comprehensive (loss)    (5,219,837)
                                        -----------


Balance June 30, 2001                   $ 1,020,662
                                        ===========



The accompanying notes are an integral part of these financial statements
                                      F-4.


SYMPHONY TELECOM CORP.
(FORMERLY SYMPHONY TELECOM INTERNATIONAL, INC.)
     AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Years Ended June 30, 2001 and June 30, 2000
                                                                   2001           2000
                                                                   ----           ----

CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss)                                                     $(5,196,062)   $  (764,415)
Adjustments to reconcile net (loss) to net cash used
    by operating activities:
    Imputed interest                                                18,450           --
    Consulting fees for common stock                               137,917           --
    Depreciation and amortization expense                        1,317,139        117,349
    Changes in assets and liabilities:
        (Increase) in short-tem investments                       (297,225)          --
        (Increase) in accounts receivable                       (1,035,424)      (192,411)
        (Increase) in note receivable                             (200,000)          --
        (Increase) in prepaid expenses                            (338,927)        (4,844)
        (Increase) in inventories                                  (78,161)       (25,775)
        Increase in bank loans                                     343,324           --
        Increase in accounts payable                             2,452,871         47,673
        Increase in accrued liabilities                            592,834         40,754
        Increase in loans payable                                1,482,422           --
        Increase in deferred revenue                               126,083           --
        (Decrease) in income taxes payable                            (267)          (905)
           Increase in current portion of leases payable            14,706           --
        Increase in current portion of long-term debt               55,033           --
                                                               -----------    -----------

           NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES       (605,287)      (782,574)
                                                               -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
    (Acquisition) of property and equipment                       (576,970)      (208,265)
    (Additions) to other intangible assets                      (2,920,006)      (454,083)
                                                               -----------    -----------

           NET CASH (USED) BY INVESTING ACTIVITIES              (3,496,976)      (662,348)
                                                               -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from leases payable, net of current portion            65,602           --
    Proceeds from long-term debt, net of current portion           860,091         34,230
    (Repayment of) notes payable to related parties                (34,854)       (15,973)
    Proceeds from common stock                                   2,733,033      1,631,371
    Minority interest                                              328,477         (1,088)
                                                               -----------    -----------

           NET CASH PROVIDED BY FINANCING ACTIVITIES             3,952,349      1,648,540
                                                               -----------    -----------

EFFECT OF FOREIGN CURRENCY TRANSACTIONS ON CASH                    (37,892)        72,205
                                                               -----------    -----------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                  (187,806)       275,823

CASH AND CASH EQUIVALENTS, beginning of  year                      275,823           --
                                                               -----------    -----------

CASH AND CASH EQUIVALENTS, end of year                         $    88,017    $   275,823
                                                               ===========    ===========

SUPPLEMENTAL DISCLOSURES
Interest paid                                                  $   108,789    $    58,551
Income taxes paid                                              $      --      $      --
Schedule of non-cash investing and financing activities:
Purchase of net assets from Mondetta Telecommunications Inc.   $ 2,408,464    $      --





The accompanying notes are an integral part of these financial statements.

SYMPHONY TELECOM CORP.
(FORMERLY SYMPHONY TELECOM INTERNATIONAL, INC.)
     AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION
Symphony Telecom Corp. ("Company") was incorporated on February 9, 2001 under the laws of the State of Delaware. On May 14, 2001 the Company's shareholders approved the merger of Symphony Telecom International, Inc. into Symphony Telecom Corp., which was registered on June 7, 2001. Symphony Telecom International, Inc. was incorporated January 15, 1982 as Mammoth Resources, Inc. under the laws of the State of Utah. The Company changed its name to Symphony Telecom International, Inc. by a resolution of the Board of Directors on March 23, 2000.

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

The  change  in  control  of the  Company  and the  simultaneous  March 9,  2000 acquisition of Symphony Telecom International, Inc. (Delaware) has been accounted for on the basis of a reverse acquisition, whereby combining financial statements gives effect to the acquired company continuing to report as if it was the acquirer. The financial statements as presented reflect the results of the combined entities.

Symphony Telecom International, Inc. (the acquired company) was incorporated under the laws of the State of Delaware on December 4, 1998, to acquire Comtel Communications Inc., which changed its name from Symphony Telecom Inc. by a resolution of the Board of Directors on May 29, 2001, an affiliated company engaged in providing telephone services principally in southern Ontario, Canada. Comtel Communications Inc. was formed May 27, 1996 under the Business Corporations Act of Ontario, Canada for the purpose of providing a broad range of telecommunication services including voice and data transmission, internet services, and other related services for North American and international markets. Pursuant to an Agreement and Plan of Reorganization dated March 29, 1999, Symphony Telecom International, Inc. acquired all of the common shares of Comtel Communications Inc. in a non-cash transaction on the basis of one Symphony Telecom International, Inc. share for each Comtel Communications Inc. share. A total of 7,351,875 shares were issued to effect the acquisition. These shares were restricted for purposes of resale. Over a period of twelve months, the right to sell the shares accrued on a straight-line basis.

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

Effective July 1, 2000 Comtel Communications Inc. purchased certain assets, including customer base, accounts receivable, name and other intangible assets less certain trade payables of Mondetta Telecommunications Inc., a company incorporated under the Canada Business Corporations Act, which provides international long distance telephone services, directed mostly to retail and residential ethnic populations across Canada, as well as small business segments.

The transaction was non-cash after assumption of net liabilities of $786,956, with the total purchase price of $3,195,420; Net purchase price of $2,408,464 being satisfied by issue of 1,050,000 common shares of Symphony Telecom Corp. with each common share having attached a warrant to purchase one common share at the price of $3, expiring September 30, 2001. Subsequently, October 1, 2000, all the assets acquired from Mondetta were transferred into a newly incorporated company in Ontario Canada, named Mondetta Communications Corp.

The net purchase price of $2,408,464 was allocated as follows:

         Fair value of net assets (liabilities)        $(   786,956)
         Goodwill                                      $  3,195,420

Effective July 31, 2000 Comtel Communications Inc. purchased 61.5% of all the issued and outstanding shares of Telemax Communications Inc., a company incorporated in Ontario, Canada, which promotes and markets prepaid telephone cards for national and international long distance telephone services directed mostly to ethnic populations across Canada. The purchase was accounted for using the purchase method of accounting and the results of operations have been consolidated from the effective date of acquisition.

SYMPHONY TELECOM CORP.
(FORMERLY SYMPHONY TELECOM INTERNATIONAL, INC.)
     AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

The purchase price of $4,830,361 was satisfied by cash payment of $166,277 on closing, a promissory note in amount of $2,690,000 and the issuance of 1,000,000 common shares, each attached with a one share warrant, of Comtel Communications Inc., which are convertible, by September 30, 2005, into common shares of Symphony Telecom Corp. for a value representing $1,995,330. The issuance of Symphony Telecom Corp.'s common shares will be restricted for the purposes of resale for a period of one year. A further three payments of $166,278 each are due and payable up to and including September 30, 2001 upon Telemax Communications Inc.'s first year's revenues reaching cumulative targets of $10,087,500, $20,175,000 and $30,262,500 respectively. Comtel Communications Inc. is also to provide Telemax Communications Inc., under terms of its promissory note, with four equal payments of $672,500 for working capital by October 31 and December 31, 2000, and March 31 and June 30, 2001.

The purchase price of $4,830,361 was allocated as follows:

         Fair market value of net assets                    $  984,040
         Goodwill                                           $3,846,321

Comtel Communications Inc. has paid $166,277 on closing and a further payment of $166,278 in October 2000. No other payments have been made, resulting in the company being in default on its promissory note, and deteriorating relations with management of Telemax Communications Inc. In June 2001, the minority shareholders of Telemax Communications Inc. commenced an action in the Ontario Superior Court of Justice against Comtel Communications Inc. and Symphony Telecom Corp. for a declaration that the July 31, 2000 issuance of Telemax Communication Inc.'s shares is void due to non-payment, for rescission of the Telemax Communications Inc. share purchase agreements, for the return of its share certificates held by Comtel Communications Inc., and for misrepresentation damages of $13,210,000. Comtel Communications Inc. has filed a defence on the basis that consideration was paid in full on closing, at which time all representations merged into completed agreements. Mediation is scheduled for November 2001, and management believes that a resolution will be achieved in its favour.

On August 31, 2000 Symphony Telecom Corp. purchased 51% of all the shares of 9041-6868 Quebec Inc. operating as Directory Management America Dot Com, a company incorporated in Quebec, Canada, which provides marketing and advertising services, specifically to yellow pages and e-commerce advertising agencies throughout North America, which gives national support for businesses.

The purchase price of $339,790 is an all cash transaction, with $135,916 paid at closing and the balance payable in 3 equal monthly installments. The Company has only paid one full monthly installment, with a balance of $120,211 remaining payable at June 30, 2001. Because of Symphony Telecom Corp.'s non-payment, Directory Management America Dot Com had to seek a line of credit of $82,562 from its bankers, which was guaranteed by a minority shareholder. To compensate the minority shareholder, Directory Management America Dot Com issued 1,665,306 common shares to the minority shareholder, thereby diluting Symphony Telecom Corp.'s interest from 51.0% to 42.4%. The additional share issue agreement allows Symphony Telecom Corp. to complete its payment for shares, and purchase the additional shares to restore its diluted interest.

The purchase price of $339,790 was allocated as follows:

         Fair market value of net assets                               $ 114,725
         Goodwill                                                      $ 225,065

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

2.  GOING CONCERN AND MANAGEMENT PLAN

The Company has minimal capital resources presently available to meet obligations, which normally can be expected to be incurred by similar companies, has recurring operating losses, a working capital deficiency, and negative cash flows from operating activities. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company will have to pursue other sources of capital, such as additional equity financing or debt financing. There is no

SYMPHONY TELECOM CORP.
(FORMERLY SYMPHONY TELECOM INTERNATIONAL, INC.)
     AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

assurance that the Company will be able to obtain such financing; however, the Company is continuing its efforts to raise funding to meets its operating requirements, and plans for immediate expansion. The financial statements do not include any adjustments that might result from the outcome of this going concern uncertainty. Management's plans over the next twelve-month period are to further develop its telecommunications pursuits in North America, mainly through acquisitions that require substantial funding, a significant amount of which is currently being arranged. There is no assurance the Company will be able to obtain such financing.

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States. Outlined below are those policies considered particularly significant for the Company.

CASH AND CASH EQUIVALENTS For purposes of the statement of cash flows, cash and cash equivalents consist of money market funds and demand deposits in banks, purchased with a maturity of three months or less. The Company has no such items at June 30, 2001 and at June 30, 2000.

SHORT-TERM INVESTMENTS Telemax Communications Inc., subsidiary of Comtel Communications Inc., holds one year Guaranteed Investment Certificates in amount of $297,225 maturing in December 2001, which have been pledged as security for letters of credit in amount of $297,225 in favour of its service provider.

INVENTORY Inventory is valued at the lower of cost or market using the first-in, first out method.

INCOME TAXES The Company filed separate corporate federal income tax returns through December 31, 1998. Due to changes in control occurring in 2000, the Company has net operating loss carry-forwards available to offset financial statement or tax return taxable income in future periods as follows:

                  2001              $5,196,062                Expires in 2008

The Company uses the asset and liability method of accounting for income taxes. At June 30, 2001 and 2000, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily non-deductible accrued compensation amounts payable to an officer.

USE OF ESTIMATES The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

The subsidiary of the Company Telemax Communications Inc. has identified errors in billings from its service provider in the period from July through September 2001, by analyzing Customer Detail Reports supplied by its service provider. Because Customer Detail Reports have not been made available for the period November 2000 through June 2001, management is not able to quantify the amount of over billings in this period. However, based upon its current studies and discussions with its service provider, management has estimated that over billings booked to cost of sales approximates $660,500. However, as the final amount has to be negotiated with its service provider management has reduced cost of sales and trade accounts payable by $495,375.

NET LOSS PER COMMON SHARE Basic per share information is computed by dividing income available to common stockholders by weighted average number of common shares outstanding. There were 1,050,000 warrants and 2,000,000 common share options outstanding at June 30, 2001, and no warrants and 35,000 options were outstanding at June 30, 2000.

FAIR VALUE OF FINANCIAL INSTRUMENTS The Company estimates that the fair value of all financial instruments at June 30, 2001 does not differ materially from the aggregate carrying values of its financial instruments recorded in the balance sheet. The estimated fair value of amounts of receivables, accounts payable and accrued liabilities approximate fair value due to their short-term nature. Considerable judgement is necessarily required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

PROPERTY AND EQUIPMENT Automobiles, computer equipment, computer software, office furniture and equipment, leasehold improvements and telephone equipment are stated at cost. Expenditures for normal maintenance and repairs are charged to expense as incurred. Depreciation is computed using the reducing balance method over the estimated useful lives of the related assets, except computer software and leasehold improvements, which are calculated on the


SYMPHONY TELECOM CORP.
(FORMERLY SYMPHONY TELECOM INTERNATIONAL, INC.)
     AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

straight-line method over the estimated useful lives of assets. Depreciation expense was $144,728 and $46,324 respectively for the years ended June 30, 2001 and 2000.

                                Estimated              Rate and
     Asset Class                    Lives               Method
     -----------                ---------              --------

     Automobiles                 13 years      30%per annum on reducing balance
     Computer Equipment          13 years      30%per annum on reducing balance
     Computer Software            5 years      20%per annum on straight-line
     Leasehold Improvements       5 years      20%per annum on straight-line
     Office Furniture            20 years      20%per annum on reducing balance
     Telephone Equipment         16 years      25%per annum on reducing balance

The details of property and equipment are as follows:
                                                                                       Net           Net
                                                              Accumulated          June 30         June 30
                                                 Cost         Depreciation            2001          2000
                                            --------------    ------------            ----          ----
         Automobiles                        $         9,502   $      3,553      $    5,949       $    8,259
         Capital lease, office equipment             44,584          4,458          40,126                -
         Computer Equipment                         382,027        140,548         241,479           94,687
         Computer Software                          123,981        121,137           2,844           20,262
         Leasehold improvements                      85,245          8,525          76,720                -
         Office Furniture                           204,212         40,480         163,732           38,940
         Telephone Equipment                        126,944         52,327          74,617           41,521
                                            ---------------   ------------      ----------       ----------
                                            $       976,495   $    371,028      $  605,467       $  203,669
                                            ===============   ============      ==========       ==========


PRINCIPLES OF CONSOLIDATION The financial statements include the accounts of Symphony Telecom Corp., a Utah corporation, and its subsidiaries, Linkdata Communications London Ontario Inc., 9041-6868 Quebec Inc. o/a Directory Management America Dot Com, and Symphony Telecom International, Inc., a Delaware corporation, and its subsidiaries Comtel Communications Inc. and subsidiaries of Comtel Communications Inc., Communication Solutions Group Ltd., Mondetta Communications Corp. and Telemax Communications Inc., and Canadian Inter-Latin Communications Inc., and a subsidiary of Canadian Inter-Latin Communications Inc., Canadian Inter-Continental of Ecuador SA. All subsidiaries of Symphony Telecom Corp. are Canadian corporations except Symphony Telecom International, Inc. (Delaware) and Canadian Inter-Continental Communications of Ecuador SA, which was incorporated in Ecuador (collectively, the "Subsidiaries"). All significant inter-company transactions and balances have been eliminated in consolidation. The consolidated group is referred to collectively and individually as the "Company".

MINORITY INTEREST At June 30, 2001 the amount for minority interest represents a 38.5% interest in the subsidiary Telemax Communications Inc., a company incorporated under the laws of the province of Ontario, Canada on May 12, 1997; a 57.60% interest in the subsidiary 9041-6868 Quebec Inc., a company incorporated under the laws of the province of Quebec, Canada on September 26, 1996; and a 25% interest in the subsidiary, Canadian Inter-Continental Communications of Ecuador SA, a company incorporated under the laws of Ecuador on November 23, 1998. At June 30, 2000 the amount for minority interest represents a 25% interest in the subsidiary, Canadian Inter-Continental Communications of Ecuador SA. The minority interest in net loss of subsidiaries has been credited to income and charged to minority interest.

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

SYMPHONY TELECOM CORP.
(FORMERLY SYMPHONY TELECOM INTERNATIONAL, INC.)
     AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

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

5. NOTE RECEIVABLE

The Company's subsidiary Comtel Communications Inc. advanced a non-interest bearing loan of $400,000 to North American Gateway Inc. in the form of a promissory note, with personal guarantees of the principal shareholder for the first $200,000, and a general security over the company's assets for the remainder. The term is for one year maturing in October 2001. North American Gateway Inc. has ceased operations; therefore, management has provided $200,000 as a charge against income as an uncollectible debt, and expects to collect on the personal guarantee.

6.  BANK LOANS

Bank loans comprise the following:

                  Small Business Loan                $  13,762
                  Line of credit                       297,225
                  Line of credit                        16,512
                  Line of credit                        15,825
                                                    ----------
                                                     $ 343,324

The Company's subsidiary company Telemax Communications Inc. has been provided a Small Business Loan by its bankers in the amount of $165,125, with interest at the bank's prime plus 2.5%, which is secured by property and equipment. Telemax Communications Inc. has repaid $151,363 and the balance payable at June 30, 2001 is $13,762. Repayment is $2,752 monthly plus interest, matures September 30, 2001. Telemax Communications Inc. has also been provided with a line of credit facility of up to $297,225 with interest at the bank's prime plus 1.25%, secured by a general security agreement over the company's assets. At June 30, 2001 the company had drawn down the full amount $297,225.

The Company's subsidiary company Linkdata Communications London Ontario Inc. has a line of credit of up to $16,512 with interest at the bank's prime plus 0.50%, secured by a general security agreement over the company's assets, which it has fully drawn down at June 30, 2001.

The Company's subsidiary company 9041-6868 Quebec Inc. has a line of credit of up to $82,562 with interest at the bank's prime plus 2.50%, secured by a general security agreement over the company's assets of which it has drawn down $15,824 at June 30, 2001.

7.  NOTES PAYABLE AND PROMISSORY NOTES

Notes and promissory notes comprise the following:
                                                         June 30,      June 30,
                                                           2001         2000
                                                           ----         ----

     Officers and directors of subsidiary companies     $  985,387    $   13,693
     Private notes                                               -         7,270
     Balance payable on acquisition of
        Linkdata Communications London Ontario Inc.              -       128,326
     Promissory note, private                                    -        18,500
     Promissory note to AT& T Canada Corp.                 664,824             -
                                                        ----------    ----------

                                                        $1,650,211    $  167,789
                                                        ==========    ==========

Notes due to officers and directors of subsidiary companies are non-interest bearing, unsecured and due upon demand. The balance payable on the acquisition of Linkdata Communications London Ontario Inc. is non-interest bearing, secured

SYMPHONY TELECOM CORP.
(FORMERLY SYMPHONY TELECOM INTERNATIONAL, INC.)
     AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

by term deposits at bank, and due on June 28, 2001. A promissory note of $957,725 was made by Mondetta Telecommunications Inc. on May 19, 2000 to AT&T Canada Corp. This note was assumed by Comtel Communications Inc. on the assets purchase from Mondetta Telecommunications Inc. July 1, 2000, and transferred to Mondetta Communications Corp. on October 1, 2000. The promissory note payable to AT&T Canada Corp. was rewritten at $664,824 on January 15, 2001 by Mondetta Communications Corp., and guaranteed by Comtel Communications Inc. on March 9, 2001, bearing interest at 8.5%, and payable in twelve equal monthly instalments of $57,578 including interest. As the promissory note has become in arrears, AT&T Canada Corp. has made a demand for payment in full, which neither Mondetta Communications Corp. nor Comtel Communications Inc. are able to pay.

8.  LONG-TERM DEBT

Long-term debt is summarized as follows:
                                                          June 30,     June 30,
                                                           2001         2000
                                                           ----         ----

                  Notes payable to Laurus Master Fund    $ 750,000    $       -
                  Business Development Bank of Canada      165,124            -
                                                         ---------    ---------

                  Total Long-term debt                     915,124            -
                  Less: current portion                     55,033            -
                                                         ---------    ---------

                                                         $ 860,091    $       -
                                                         =========    =========

Notes payable to Laurus Master Fund bear simple interest at 8%, payable quarterly, and mature March 2003. The Company's subsidiary company has borrowed $165,125 from the Business Development Bank of Canada at the bank's floating rate plus 2.0% to purchase telephone equipment totaling $322,324. Principal repayment of the loan is scheduled as one payment of $4,574 on July 31, 2001, plus 35 monthly payments of $4,587 plus interest on the outstanding balance. The balance of the purchase price $157,199 is being contributed by Telemax Communications Inc. from its working capital.

9.  NOTES PAYABLE TO RELATED PARTIES

Long-term debt, presented as notes payable to related parties, is summarized as follows :

                                                            Principal   Discount
                                                            ---------   --------

        Non-interest-bearing notes payable to directors     $  44,625  $  12,160
                                                            =========  =========

Notes payable to directors are considered long-term, and are non-interest-bearing, with no specific terms for repayment. The discount is based on an imputed interest rate of 10%, and has been recorded as contributed capital.


10.  COMMITMENTS

The Company has leased premises, equipment and automobiles, which have been accounted for as operating leases. Lease payments required over the next five years are as follows:

                 2002     $160,055
                 2003     $149,298
                 2004     $137,690
                 2005     $139,247
                 2006     $ 34,491

The Company's rent and lease expenses were $233,771 for the year ended June 30, 2001 and $56,909 for the year ended June 30, 2000.

11. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill represents the excess of the purchase price over the fair value of acquired businesses, and, with other intangible assets, is being amortized on straight-line basis. The life of goodwill arising on acquisitions, and the life of other intangible assets is estimated to have lives of five years. Amortization expense was $1,172,411 for the year ended June 30, 2001, and $71,026 for the year ended June 30, 2000.

SYMPHONY TELECOM CORP.
(FORMERLY SYMPHONY TELECOM INTERNATIONAL, INC.)
     AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

The details of goodwill and other intangible assets are as follows:

                                                           Net          Net
                                          Accumulated    June 30,     June 30,
                              Cost       Amortization      2001        2000
                           ------------  ------------      ----        ----

         Goodwill          $  6,169,343  $  1,275,460  $ 4,893,883  $   738,710
                           ============  ============  ===========  ===========


9.  FOREIGN ASSETS, REVENUES AND CONSOLIDATED FOREIGN ENTITIES

The Company is presently Canadian based, and as such carries out its operations in Canada. Symphony Telecom Corp. and subsidiary companies maintain their books using Canadian dollars. The books of these companies have been translated into U.S. dollars using the current rate method. Gains and losses on foreign currency transactions are included in the consolidated statements of other comprehensive income.

10. CONTINGENT LIABILITIES

On July 23, 2001 a former employee of Comtel Communications Inc. issued a claim against Symphony Telecom Corp. for unpaid wages in amount of $63,408. Management believes that the claim will be dismissed against Symphony Telecom Corp. in its entirety. Further, a counterclaim will be issued against the employee. The claim is scheduled for mediation on October 15, 2001. Management believes that no further liability will be assessed against the Company.

11. SUBSEQUENT EVENTS

Mondetta Communications Corp. a wholly owned subsidiary of Comtel Communications Inc. filed a Notice of Intention to Make a Proposal on July 19, 2001. This was precipitated by a demand by AT&T Canada Corp. for immediate payment in full of a promissory note dated January 15, 2001 in amount of $664,824.The Notice named AT&T Canada Corp. and Comtel Communications Inc. as two principal creditors. As AT&T Canada Corp. has the position that it was not bound by the automatic stay pursuant to the said proceeding and in fact has indicated that it does not consider Mondetta Communications Corp. to owe it any money. Accordingly, the trustee in Bankruptcy was instructed to cancel the Notice, failing which Mondetta Communications Corp. will bring an action to set aside the Notice in its entirety.

In August 2001, Telemax Communications Inc.'s service provider drew against letters of credit in amount of $165,125.

Employee/Consultant Stock Plan 2001 Effective September 19, 2001 the Board of Directors approved the Employee/Consultant Stock Plan 2001, wherein 6,000,000 shares of the common stock of the Company may be issued directly or upon exercise of options, with terms set by management, to employees or consultants for compensation and/or services. The class of securities to be offered is registered under Section 12 of the Exchange Act.