Form 10KSB/A
period 2001-06-30
SYMPHONY TELECOM CORP
filed 2001-12-28
CIK 701304

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB/A

[x]   ANNUAL REPORT UNDER SECTION 13 OR 15(d)  OF THE SECURITIES EXCHANGE ACT OF
      1934
             For the fiscal year ended June 30, 2001
                                       -------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from              to
                                               ---------------   ---------------
                         Commission file number
                                               ---------------------------------

                              SYMPHONY TELECOM CORP
                 (Name of small business issuer in its charter)

           DELAWARE                                       870378892
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

41 George Street South, Brampton, Ontario, Canada                       L6Y2E1
     (Address of principal executive offices)                         (Zip Code)

Issuer's telephone number (905) 457-4300

Securities registered under Section 12(b) of the Exchange Act:

                                              Name of each exchange on which
      Title of each class                               registered

             None
      -------------------                     -------------------------------


Securities registered under Section 12(g) of the Exchange Act:

                                  Common Stock
                                (Title of class)
--------------------------------------------------------------------------------

                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [x] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x ]

State issuer's revenues for its most recent fiscal year. $12,015,621
                                                         -----------

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

Transitional Small Business Disclosure Format (Check one): Yes   ; No x
                                                              ---    ---

                                TABLE OF CONTENTS
                                     PART I

Item 1.  Business
Item 2.  Properties
Item 3.  Legal Proceedings
Item 4.  Submission of Matters to a Vote of Security Holders
                                     PART II
Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters
Item 6.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations
Item 7.  Financial Statements and Supplementary Data
Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
                                    PART III
Item 9.  Directors and Executive Officers of the Registrant
Item 10. Executive Compensation
Item 11. Security Ownership of Certain Beneficial Owners and Management
Item 12. Certain Relationships and Related Transactions
                                     PART IV
Item 13. Exhibits, Financial Statement Schedules and Reports on Form 8-K

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


Period Ended                                       Price Range
------------------                             ------------------

                                          High                       Low
                                   ------------------         ------------------
June 30, 2000                            $4.46                      $1.30
------------------                 ------------------         ------------------
September 30, 2000                       $2.25                      $1.02
------------------                 ------------------         ------------------
December 31, 2000                        $1.58                      $0.31
------------------                 ------------------         ------------------
March 31, 2001                           $0.66                      $0.12
------------------                 ------------------         ------------------
June 30, 2001                            $0.36                      $0.10
------------------                 ------------------         ------------------

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

                                                    Fiscal year Ended June 30,
                                                 -------------------------------
                                                      2001                2000

Sales                                            $ 12,015,621     $    467,239
Cost of sales                                       9,578,858          363,436
                                                 ------------     ------------
Gross profit                                        2,436,763          103,803
Gross profit margin (%)                                  20.3             22.2
Selling , General and Administrative Expenses       7,859,645          798,267
SG&A % of Sales                                          65.4%             171%
Income (Loss) from Operations                      (5,422,882)        (694,464)
Other Income and expense                             (910,367)         (72,279)

Income (loss) before income taxes and               (6,333,249)       (766,743)
  minority interests
Income taxes (recovered}                                 --              1,103
Minority interests                                  1,137,187            1,225
                                                 ------------     ------------
Net income (loss)                                $ (5,196,062)    $   (757,111)
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


                                           Fiscal Year Ended June 30,
                                           --------------------------

                                             2001             2000
                                             ----             ----

Cdn Inter-Latin Comm                       $    1,440      $    1,225
DMA                                        $  270,271            --
Comtel                                     $   92,729
Telemax                                    $  772,747            --
                                           ----------      ----------
Total                                      $1,137,187      $    1,225
                                           ----------      ----------

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

Summary Compensation Table

Name and Principal
  Position                         Year           Salary
------------------                 -----          ------
Gilles A. Trahan                   2000           $8,275
Chairman of the Board, Chief       2001           $26,625
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

                                                                   Percentage of
                                                                   Outstanding
                                            Number of Shares of    Common Stock
                                            Common Stock           Beneficially
  Name of Beneficial Owner                  Beneficially Owned     Owned (1)
  ------------------------                  -------------------    -------------
   Gilles Trahan                            6,000,000              19.1%
   Daniel Cullen                            6,009,000              19.1%
   Five Percent Shareholders
   Fidelity Merchant Bank and Trust #51     1,000,000              5.1%
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


                        CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 2001 AND 2000

SYMPHONY TELECOM CORP.
(FORMERLY SYMPHONY TELECOM INTERNATIONAL, INC.)
     AND SUBSIDIARIES
JUNE 30, 2001



                                    CONTENTS

                                                                           Page
                                                                           ----
INDEPENDENT AUDITORS' REPORT                                                1

FINANCIAL STATEMENTS

    Consolidated Balance Sheets                                             2

    Consolidated Statements of Operations and Other
      Comprehensive Income (Loss)                                           3

    Consolidated Statements of Changes in Stockholders'
      Equity (Deficit)                                                     4-5

    Consolidated Statements of Cash Flows                                   6

    Notes to Consolidated Financial Statements                             7-14

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Symphony Telecom Corp.
Ontario, Canada

We have audited the accompanying consolidated balance sheets of Symphony Telecom Corp. and Subsidiaries (the Company) as of June 30, 2001 and the related consolidated statements of operations and other comprehensive income (loss), changes in stockholders' equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Symphony Telecom Corp and Subsidiaries for the year ended June 30, 2000 were audited by other auditors whose report dated September 28, 2000 thereon expressed a qualified opinion.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Symphony Telecom Corp. and Subsidiaries at June 30, 2001, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has minimal capital resources presently available to meet obligations, has recurring operating losses, a working capital deficiency, and negative cash flows from operating activities. These factors raise substantial doubt about the Company's ability to continue as a going concern.


/s/ Grassano Accounting, P.A.
-----------------------------

Boca Raton, Florida
December 17, 2001


SYMPHONY TELECOM CORP.
(FORMERLY SYMPHONY TELECOM INTERNATIONAL, INC.)
    AND SUBSIDIARIES
Consolidated Balance Sheets
                                                                                      June 30,           June 30,
                                                                                         2001               2000
                                                                                     -----------    ---------------
ASSETS

CURRENT ASSETS
    Cash and cash equivalents                                                        $   115,123    $   275,823
    Short-term investments, securing letters of credit                                   302,971           --
    Accounts receivable, net of allowance for doubtful
        accounts of $121,059 and $56,954                                               1,410,436        261,247
    Note receivable                                                                      200,000           --
    Finished goods inventory                                                             157,094         78,933
    Income taxes recoverable                                                                  64           --
    Prepaid expenses and deposits                                                        280,339         15,101
                                                                                     -----------    -----------

TOTAL CURRENT ASSETS                                                                   2,466,027        631,104
                                                                                     -----------    -----------

PROPERTY AND EQUIPMENT
    Computer equipment, office furniture and automobiles                                 711,791        229,161
    Computer software                                                                    137,760        101,310
    Telephone equipment                                                                  126,944         69,052
                                                                                     -----------    -----------
                                                                                         976,495        399,523
    Less: accumulated depreciation                                                      (379,170)      (195,854)
                                                                                     -----------    -----------

       TOTAL PROPERTY AND EQUIPMENT                                                      597,325        203,669
                                                                                     -----------    -----------

OTHER ASSETS
    Goodwill, net                                                                      4,859,012        738,710
                                                                                     -----------    -----------

       TOTAL OTHER ASSETS                                                              4,859,012        738,710
                                                                                     -----------    -----------

             TOTAL ASSETS                                                            $ 7,922,364    $ 1,573,483
                                                                                     ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Bank loans                                                                       $   362,414    $      --
                                                                                                    -----------
    Accounts payable                                                                   2,322,315        278,708
    Accrued liabilities                                                                  697,277         91,690
    Notes payable                                                                      1,650,210        167,789
    Deferred revenue                                                                     125,821           --
    Income taxes payable                                                                    --              203
    Current portion leases payable                                                        31,561           --
    Current portion of long-term loans                                                    68,795           --
                                                                                     -----------    -----------

          TOTAL CURRENT LIABILITIES                                                    5,258,393        538,390
                                                                                     -----------    -----------

OTHER LIABILITIES
    Deferred income taxes                                                                    262           --
    Leases payable                                                                        48,748           --
    Long-term debt                                                                       860,092           --
    Notes payable to related parties                                                      44,625         79,479
                                                                                     -----------    -----------

        TOTAL OTHER LIABILITIES                                                          953,727         79,479
                                                                                     -----------    -----------

                    TOTAL CURRENT AND OTHER LIABILITIES                                6,212,120        617,869

MINORITY INTEREST                                                                        514,895         (5,471)

STOCKHOLDERS' EQUITY
    Common stock: $0.0001 par value, 100,000,000 shares and
          $0.001 par value, 50,000,000 shares authorized;
         29,355,830 and 15,918,809 shares issued and outstanding                           2,935         15,919
    Preferred stock: $0.0001 par value, 100,000,000 shares authorized; none issued
    Additional paid-in capital                                                         7,398,450      1,953,190
    Contributed capital                                                                   31,474         31,474
    Accumulated deficit                                                               (6,024,987)    (1,042,134)
    Accumulated other comprehensive income (loss)
        Cumulative translation adjustments                                              (212,523)         2,636
                                                                                     -----------    -----------
        TOTAL STOCKHOLDERS' EQUITY                                                     1,195,349        961,085
                                                                                     -----------    -----------

                      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $ 7,922,364    $ 1,573,483
                                                                                     ===========    ===========


The accompanying notes are an integral part of these consolidated financial statements
                                       2.




SYMPHONY TELECOM CORP.
(FORMERLY SYMPHONY TELECOM INTERNATIONAL, INC.)
     AND SUBSIDIARIES
Consolidated Statements of Operations and
     Other Comprehensive Income (Loss)
For the Years Ended June 30, 2001 and 2000

                                                             2001            2000
                                                        ------------    ------------
REVENUE
    Prepaid phone cards                                 $  7,726,230    $       --
    Telephone services                                     3,392,842         144,755
    Sales of equipment and maintenance contracts             626,942         322,484
    Internet services                                        212,495            --
    Yellow pages advertising                                 173,586            --
                                                        ------------    ------------

TOTAL SALES                                               12,132,095         467,239
                                                        ------------    ------------

COST OF SALES
    Cost of prepaid phonecards                             6,606,535            --
    Cost of telephone services                             1,917,615          99,448
    Cost of products and systems sold                        382,950         263,988
    Cost of Internet services                                144,811            --
    Cost of yellow pages advertising                         153,547            --
                                                        ------------    ------------

TOTAL COST OF SALES                                        9,205,458         363,436
                                                        ------------    ------------


GROSS PROFIT                                               2,926,637         103,803
                                                        ------------    ------------

SELLING & GENERAL EXPENSES
    Selling expense                                        1,391,179          33,230
    General and administrative expense                     5,031,329         647,688
    Amortization and depreciation                          1,317,726         117,349
                                                        ------------    ------------

    TOTAL SELLING & GENERAL EXPENSES                       7,740,234         798,267
                                                        ------------    ------------

        (LOSS) FROM OPERATIONS                            (4,813,597)       (694,464)
                                                        ------------    ------------

OTHER INCOME (EXPENSES)
       Interest and other income                              13,482            --
       Bad debt expense                                     (818,800)        (13,728)
       Capital loss                                         (204,846)           --
       Interest expense                                     (105,047)        (58,551)
                                                        ------------    ------------

    TOTAL OTHER INCOME (EXPENSES)                         (1,115,211)        (72,279)
                                                        ------------    ------------

NET (LOSS) BEFORE PROVISION FOR INCOME TAXES AND
    MINORITY INTEREST IN EARNINGS OF CONSOLIDATED
    SUBSIDIARY                                            (5,928,808)       (766,743)

RECOVERY OF INCOME TAXES                                        --             1,103

MINORITY INTEREST IN EARNINGS OF
    CONSOLIDATED SUBSIDIARY                                  945,955           1,225
                                                        ------------    ------------


        NET (LOSS)                                        (4,982,853)       (764,415)
                                                        ------------    ------------

OTHER COMPREHENSIVE INCOME (LOSS)
    Foreign currency translation adjustments                (215,159)          7,304
                                                        ------------    ------------

TOTAL OTHER COMPREHENSIVE INCOME (LOSS)                     (215,159)          7,304
                                                        ------------    ------------

TOTAL COMPREHENSIVE (LOSS)                              $ (5,198,012)   $   (757,111)
                                                        ============    ============

Weighted average number of common shares outstanding:
     Basic                                                27,479,334      14,424,969
                                                        ============    ============

     Diluted                                              27,479,334      14,424,969
                                                        ============    ============

Net (loss) per common share:
     Basic                                              $      (0.19)   $      (0.05)
                                                        ============    ============

     Diluted                                            $      (0.19)   $      (0.05)
                                                        ============    ============

The accompanying notes are an integral part of these consolidated financial statements


SYMPHONY TELECOM CORP.
(FORMERLY SYMPHONY TELECOM INTERNATIONAL, INC.)
     AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity (Deficit)
For the Years Ended June 30, 2001 and June 30, 2000


                                                 Common Stock              Additional
                                                 ------------                Paid-in      Contributed
                                            Shares           Amount          Capital        Capital
                                        -------------    -------------    -------------  -------------
Balance June 30, 1999                       7,356,875    $         736    $     307,001  $      31,474

Par value common stock issued                 567,500               57          235,819           --
Par value common stock exchanged           (7,924,375)            (793)        (542,820)          --
Par value common stock exchanged            7,924,375            7,924          535,689           --
Acquisition of assets of former
     Mammoth Resources, Inc.                3,255,684            3,256           (3,256)          --
Par value common stock issued
     Concurrent w/ acquisition of
     assets of Mammoth Resources            3,200,000            3,200           (3,200)          --
Par value common stock issued                 720,000              720          401,279           --
Par value common stock issued                 660,000              660          779,340           --
Par value common stock issued                   8,750                9           18,488           --
Acquisition of assets of
     Linkdata Inc.                            150,000              150          224,850           --
Net (loss)/other comprehensive income            --               --               --             --
                                        -------------    -------------    -------------  -------------

Balance June 30, 2000                      15,918,809           15,919        1,953,190         31,474

Par value common stock issued               1,687,420            1,687        2,645,696           --
3:2 Forward stock split                     8,765,601            8,766           (8,766)          --
Par value common stock exchanged          (26,371,830)         (26,372)      (4,590,120)          --
Par value common stock exchanged           26,371,830            2,637        4,613,855           --
Par value common stock issued               2,984,000              298        2,784,595           --
Net (loss)/other comprehensive (loss)            --               --               --             --
                                        -------------    -------------    -------------  -------------

Balance June 30, 2001                      29,355,830    $       2,935    $   7,398,450  $      31,474
                                        =============    =============    =============  =============

Th eaccompanying notes are an integral part of these consolidated financial statements
                                       4.


SYMPHONY TELECOM CORP.
(FORMERLY SYMPHONY TELECOM INTERNATIONAL, INC.)
     AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity (Deficit)
For the Years Ended June 30, 2001 and June 30, 2000 Continued


                                                            Accumulated          Total
                                                                Other        Stockholders'
                                            Accumulated     Comprehensive       Equity
                                              Deficit       Income (Loss)      (Deficit)
                                           -------------    -------------    -------------
Balance June 30, 1999                      $    (277,719)   $      (4,668)   $      56,824

Par value common stock issued                       --               --            235,876
Par value common stock exchanged                    --               --           (543,613)
Par value common stock exchanged                    --               --            543,613
Acquisition of assets of former
     Mammoth Resources, Inc.                        --               --               --
Par value common stock issued
     Concurrent w/ acquisition of
     assets of Mammoth Resources                    --               --               --
Par value common stock issued                       --               --            401,999
Par value common stock issued                       --               --            780,000
Par value common stock issued                       --               --             18,497
Acquisition of assets of
     Linkdata Inc.                                  --               --            225,000
Net (loss)/other comprehensive income           (764,415)           7,304         (757,111)
                                           -------------    -------------    -------------

Balance June 30, 2000                         (1,042,134)           2,636          961,085

Par value common stock issued                       --               --          2,647,383
3:2 Forward stock split                             --               --               --
Par value common stock exchanged                    --               --         (4,616,492)
Par value common stock exchanged                    --               --          4,616,492
Par value common stock issued                       --               --          2,784,893
Net (loss)/other comprehensive (loss)         (4,982,853)        (215,159)      (5,198,012)
                                           -------------    -------------    -------------


Balance June 30, 2001                      $  (6,024,987)   $    (212,523)   $   1,195,349
                                           =============    =============    =============

Th eaccompanying notes are an integral part of these consolidated financial statements


SYMPHONY TELECOM CORP.
(FORMERLY SYMPHONY TELECOM INTERNATIONAL, INC.)
     AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Years Ended June 30, 2001 and June 30, 2000

                                                                   2001           2000
                                                               -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss)                                                     $(4,982,853)   $  (764,415)
Adjustments to reconcile net (loss) to net cash used
    by operating activities:
    Imputed interest                                                18,450           --
    Consulting fees for common stock                               242,891           --
    Depreciation and amortization expense                        1,317,726        117,349
    Changes in assets and liabilities:
        (Increase) in short-tem investments                       (302,971)          --
        (Increase) in accounts receivable                       (1,149,188)      (192,411)
        (Increase) in note receivable                             (200,000)          --
        (Increase) in prepaid expenses                            (265,239)        (4,844)
        (Increase) in inventories                                  (78,161)       (25,775)
        Increase in bank loans                                     362,311           --
        Increase in accounts payable                             2,043,606         47,673
        Increase in accrued liabilities                            605,585         40,754
        Increase in notes payable                                1,482,421           --
        Increase in deferred revenue                               125,821           --
        (Decrease) in deferred taxes payable                            (6)          --
        (Decrease) in income taxes payable                               1           (905)
           Increase in current portion of leases payable            31,560           --
        Increase in current portion of long-term debt               68,795           --
                                                               -----------    -----------

           NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES       (679,251)      (782,574)
                                                               -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
    (Acquisition) of property and equipment                       (576,970)      (208,265)
    (Additions) to other intangible assets                      (2,873,470)      (454,083)
                                                               -----------    -----------

           NET CASH (USED) BY INVESTING ACTIVITIES              (3,450,440)      (662,348)
                                                               -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from leases payable, net of current portion            48,747           --
    Proceeds from long-term debt, net of current portion           860,092         34,230
    (Repayment of) notes payable to related parties                (53,304)       (15,973)
    Proceeds from common stock                                   2,776,809      1,631,371
    Minority interest                                              520,366         (1,088)
                                                               -----------    -----------

           NET CASH PROVIDED BY FINANCING ACTIVITIES             4,152,710      1,648,540
                                                               -----------    -----------

EFFECT OF FOREIGN CURRENCY TRANSACTIONS ON CASH                   (183,822)        72,205
                                                               -----------    -----------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                  (160,803)       275,823

CASH AND CASH EQUIVALENTS, beginning of  year                      275,823           --
                                                               -----------    -----------

CASH AND CASH EQUIVALENTS, end of year                         $   115,020    $   275,823
                                                               ===========    ===========

SUPPLEMENTAL DISCLOSURES
Interest paid                                                  $    86,597    $    58,551
Income taxes paid                                              $      --      $      --
Schedule of non-cash investing and financing activities:
Purchase of net assets from Mondetta Telecommunications Inc.   $ 2,408,464    $      --
Purchase of net assets from Discount Dialling Inc.             $     4,112


The accompanying notes are an integral part of these consolidated financial statements.
                                       6.

SYMPHONY TELECOM CORP.
(FORMERLY SYMPHONY TELECOM INTERNATIONAL, INC.)
     AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The net purchase price of $2,408,464 was allocated as follows:

    Fair value of net assets (liabilities)                 $   (786,956)
    Goodwill                                               $  3,195,420

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

SYMPHONY TELECOM CORP.
(FORMERLY SYMPHONY TELECOM INTERNATIONAL, INC.)
     AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Comtel Communications Inc. has paid $166,277 on closing and a further payment of $166,278 in October 2000. No other payments have been made, resulting in the company being in default on its promissory note, and deteriorating relations with management of Telemax Communications Inc. In June 2001, the minority shareholders of Telemax Communications Inc. commenced an action in the Ontario Superior Court of Justice against Comtel Communications Inc. and Symphony Telecom Corp. for a declaration that the July 31, 2000 issuance of Telemax Communication Inc.'s shares is void due to non-payment, for rescission of the Telemax Communications Inc. share purchase agreements, for the return of its share certificates held by Comtel Communications Inc., and for misrepresentation damages of $13,210,000. Comtel Communications Inc. has filed a defence on the basis that consideration was paid in full on closing, at which time all representations merged into completed agreements. A settlement Agreement was reached in November 2001.

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

SYMPHONY TELECOM CORP.
(FORMERLY SYMPHONY TELECOM INTERNATIONAL, INC.)
     AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

SHORT-TERM INVESTMENTS Telemax Communications Inc., subsidiary of Comtel Communications Inc., holds one year Guaranteed Investment Certificates in amount of $297,225 maturing in December 2001, which have been pledged as security for letters of credit in amount of $297,225 in favour of its service provider. Also, $5,746 is held by Mondetta Communications Corp. in a Guaranteed Investment Certificate as security for its corporate VISA account.

INVENTORY Inventory is valued at the lower of cost or market using the first-in, first out method.

INCOME TAXES The Company filed separate corporate federal income tax returns through December 31, 1998. Due to changes in control occurring in 2000, the Company has net operating loss carry-forwards available to offset financial statement or tax return taxable income in future periods as follows:

    2001                       $5,928,808                  Expires in 2008

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

The subsidiary of the Company Telemax Communications Inc. has identified errors in billings from its service provider in the period from July through September 2001, by analyzing Customer Detail Reports supplied by its service provider. Because Customer Detail Reports have not been made available for the period November 2000 through June 2001, management is not able to quantify the amount of over billings in this period. However, based upon its current studies and discussions with its service provider, management has estimated that over billings booked to cost of sales approximates $1,188,900. However, as the final amount has to be negotiated with its service provider management has reduced cost of sales and trade accounts payable by $825,625.

NET LOSS PER COMMON SHARE The Company presents "basic" earnings (loss) per share and, if applicable, "diluted" earnings (loss) per share pursuant to the provisions of Statement of Financial Accounting Standards No.128, Earnings Per Share (SFAS 128). Basic net earnings (loss) per share is calculated by dividing net income or loss by the weighted average number of shares outstanding during each period. The diluted earnings (loss) per share is calculated by dividing the net income or loss by the weighted average number of shares outstanding during each period plus the weighted average of the 1,050,000 warrants and 2,000,000 common share options that were outstanding at September 30, 2001and of the 820,821 warrants 1,995,330 common share options outstanding at September 30, 2000. However, since there is a net loss for each period, the diluted weighted average number of shares is the same as the basic. Also, the shares were numbered as though the April 10, 2001 3 to 2 forward stock split occurred on June 30, 1999.

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

PROPERTY AND EQUIPMENT Automobiles, computer equipment, computer software, office furniture and equipment, leasehold improvements and telephone equipment are stated at cost. Expenditures for normal maintenance and repairs are charged to expense as incurred. Depreciation is computed using the reducing balance method over the estimated useful lives of the related assets, except computer software and leasehold improvements, which are calculated on the straight-line method over the estimated useful lives of assets. Depreciation expense was $152,842 and $46,324 respectively for the years ended June 30, 2001 and 2000.


SYMPHONY TELECOM CORP.
(FORMERLY SYMPHONY TELECOM INTERNATIONAL, INC.)
     AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                                  Estimated                 Rate and
    Asset Class                     Lives                    Method
    ----------------------       ----------     --------------------------------
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

The details of property and equipment are as follows:
                                                                          Net            Net
                                                    Accumulated        June 30        June 30
                                           Cost       Depreciation        2001           2000
                                       ------------   ------------   ------------   ------------
    Automobiles                        $      9,502   $      3,553   $      5,949   $      8,259
    Capital lease, office equipment          44,584         12,483         32,101           --
    Computer Equipment                      368,248        141,241        227,007         94,687
    Computer Software                       137,760        121,794         15,966         20,262
    Leasehold improvements                   85,245          8,525         76,720           --
    Office Furniture                        204,212         40,450        163,762         38,940
    Telephone Equipment                     126,944         51,124         75,820         41,521
                                       ------------   ------------   ------------   ------------
                                       $    976,495   $    379,170   $    597,325   $    203,669
                                       ============   ============   ============   ============


REVENUE AND COST RECOGNITION For financial statement reporting, the Company recognizes revenues when earned, and the related costs when incurred.

PRINCIPLES OF CONSOLIDATION The financial statements include the accounts of Symphony Telecom Corp., a Delaware corporation, and its subsidiaries, Linkdata Communications London Ontario Inc., 9041-6868 Quebec Inc. o/a Directory Management America Dot Com, and Symphony Telecom International, Inc., a Delaware corporation, and its subsidiaries Comtel Communications Inc. and subsidiaries of Comtel Communications Inc., Communication Solutions Group Ltd., Mondetta Communications Corp. and Telemax Communications Inc., and Canadian Inter-Latin Communications Inc., and a subsidiary of Canadian Inter-Latin Communications Inc., Canadian Inter-Continental of Ecuador SA. All subsidiaries of Symphony Telecom Corp. are Canadian corporations except Symphony Telecom International, Inc. (Delaware) and Canadian Inter-Continental Communications of Ecuador SA, which was incorporated in Ecuador (collectively, the "Subsidiaries"). All significant inter-company transactions and balances have been eliminated in consolidation. The consolidated group is referred to collectively and individually as the "Company".

MINORITY INTEREST At June 30, 2001 the amount for minority interest represents a 38.5% interest in the subsidiary Telemax Communications Inc., a company incorporated under the laws of the province of Ontario, Canada on May 12, 1997; a 57.60% interest in the subsidiary 9041-6868 Quebec Inc., a company incorporated under the laws of the province of Quebec, Canada on September 26, 1996; a 25% interest in the subsidiary, Canadian Inter-Continental Communications of Ecuador SA, a company incorporated under the laws of Ecuador on November 23, 1998; and a 12% interest in the subsidiary Comtel Communications Inc., a company incorporated under the laws of the province of Ontario, Canada on May 27, 1996. At June 30, 2000 the amount for minority interest represents a 25% interest in the subsidiary, Canadian Inter-Continental Communications of Ecuador SA. The minority interest in net loss of subsidiaries has been credited to income and charged to minority interest.

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

SYMPHONY TELECOM CORP.
(FORMERLY SYMPHONY TELECOM INTERNATIONAL, INC.)
     AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

4.  SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION

The Company is Canadian based, and as such carries out its operations in Canada. The subsidiary company in Ecuador has remained inactive since inception. However, the Company includes as one of its target markets the U.S. small business consumer market. The primary business lines are pre-paid phone cards, which are the operations of Telemax Communications Inc.; telephone services, primarily long distance resale; voice and data equipment and systems, which are marketed by Comtel Communications Inc. and Linkdata Communications London Ontario Inc.; internet services, provided primarily Linkdata; and Yellow pages advertising, operated by Directory Management America.com.

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

6.  BANK LOANS

Bank loans comprise the following:
                                        Line of credit   $297,225
                                        Line of credit     32,852
                                        Line of credit     16,512
                                        Line of credit     15,825
                                                         --------
                                                         $362,414
                                                         ========

The Company's subsidiary company, Telemax Communications Inc., has been provided with a line of credit facility of up to $297,225 with interest at the bank's prime plus 1.25%, secured by a general security agreement over the company's assets. At June 30, 2001 the company had drawn down the full amount $297,225.

The Company's subsidiary Comtel Communications Inc. has a line of credit of $33,025 with interest at the bank's prime rate plus 2.0%, of which it has drawn down $32,852 at June 30, 2001. The credit facility is secured by a general security agreement, and a corporate guarantee from its subsidiary company, Mondetta Communications Corp., supported by a first ranking general assignment of its book debts.

The Company's subsidiary company Linkdata Communications London Ontario Inc. has a line of credit of up to $66,050 with interest at the bank's prime plus 0.50%, secured by a general security agreement over the company's assets, of which it has drawn down $16,512 at June 30, 2001.

The Company's subsidiary company 9041-6868 Quebec Inc. has a line of credit of up to $82,562 with interest at the bank's prime plus 2.50%, secured by a director's principal residence up to $56,142, and a general security agreement over the company's assets, of which it has drawn down $15,825 at June 30, 2001.

7.  NOTES PAYABLE AND PROMISSORY NOTES

Notes and promissory notes comprise the following:
                                                         June 30,     June 30,
                                                           2001         2000
                                                        ----------   ----------
     Officers and directors of subsidiary companies     $  985,386   $   13,693
     Private notes payable on acquisition of                  --          7,270
          Linkdata Communications London Ontario Inc.         --        128,326
     Promissory note, private                                 --         18,500
     Promissory note to AT& T Canada Corp.                 664,824         --
                                                        ----------   ----------
                                                        $1,650,210   $  167,789
                                                        ==========   ==========

SYMPHONY TELECOM CORP.
(FORMERLY SYMPHONY TELECOM INTERNATIONAL, INC.)
     AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Notes due to officers and directors of subsidiary companies are non-interest bearing, unsecured and due upon demand. The balance payable on the acquisition of Linkdata Communications London Ontario Inc. is non-interest bearing, secured by term deposits at bank, and due on June 28, 2001. A promissory note of $957,725 was made by Mondetta Telecommunications Inc. on May 19, 2000 to AT&T Canada Corp. This note was assumed by Comtel Communications Inc. on the assets purchase from Mondetta Telecommunications Inc. July 1, 2000, and transferred to Mondetta Communications Corp. on October 1, 2000. The promissory note payable to AT&T Canada Corp. was rewritten at $664,824 on January 15, 2001 by Comtel Communications Inc. secured by receivables of Mondetta Communications Corp., on March 9, 2001, bearing interest at 8.5%, and payable in twelve equal monthly instalments of $57,578 including interest. As the promissory note has become in arrears, AT&T Canada Corp. has made a demand for payment in full, which neither Mondetta Communications Corp. nor Comtel Communications Inc. are able to pay.

8.  DEFERRED REVENUE

The Company's subsidiary company Telemax Communications Inc., which sells prepaid phonecards, has estimated the amount of revenue it has collected that relates to use of telephone services after June 30, 2001is $125,821.

9.  LONG-TERM DEBT

    Long-term debt is summarized as follows:           June 30,     June 30,
                                                         2001         2000
                                                      ----------   ----------
    Convertible Notes payable to Laurus Master Fund   $  750,000   $     --
    Business Development Bank of Canada                  165,125         --
    Small Business Loan                                   13,762         --
                                                      ----------   ----------
    Total Long-term debt                                 928,887         --
    Less: current portion                                 68,795         --
                                                       ----------   ----------

                                                      $  860,092   $     --
                                                      ==========   ==========

Convertible Notes payable to Laurus Master Fund bear simple interest at 8%, payable quarterly, and mature March 2003. The notes are convertible into fully paid and non-assessable common stock of the Company at the conversion price of 80% of the average of the four lowest closing bid prices for thirty trading days prior to but not including the conversion date. The Company is in default under the terms of the loans, as it has not filed Form SB-2, Registration Statement Under the Securities Act of 1933, which it is required to have filed within 90 days of the Loan Agreement. The Company's subsidiary company, Telemax Communications Inc., has borrowed $165,125 from the Business Development Bank of Canada at the bank's floating rate plus 2.0% to purchase telephone equipment totaling $322,324. Principal repayment of the loan is scheduled as one payment of $4,574 on July 31, 2001, plus 35 monthly payments of $4,587 plus interest on the outstanding balance. The balance of the purchase price $157,199 is being contributed by Telemax Communications Inc. from its working capital. Also, Telemax Communications Inc. has been provided a Small Business Loan by its bankers in the amount of $165,125, with interest at the bank's prime plus 2.5%, which is secured by property and equipment. Telemax Communications Inc. has repaid $151,363 and the balance payable at June 30, 2001 is $13,762. Repayment is $2,752 monthly plus interest, and the loan matures September 30, 2001.

10. NOTES PAYABLE TO RELATED PARTIES

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

11. MATERIAL FOURTH QUARTER ADJUSTMENTS

The following subsidiaries of the Company made adjustments at June 30, 2001, part of which could be considered as being related to prior quarters:

    Telemax Communications Inc.
        Bad debt provision for slow moving accounts                   $149,149
        Set up of deferred revenue                                    $125,821
        Reduction of cost of sales and accounts payable to account    $825,625
          for estimated overcharges by its primary service provider

SYMPHONY TELECOM CORP.
(FORMERLY SYMPHONY TELECOM INTERNATIONAL, INC.)
     AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Comtel Communications Inc.
    Bad debt provision for advance to North American Gateway Inc.       $200,000
      upon its bankruptcy proceedings
    Write off advances to Mondetta Telecommunications Inc. upon         $ 94,451
      Its bankruptcy proceedings

 Mondetta Communications Corp.
    Bad debt provisions against accounts assumed on acquisition of      $295,444
       net assets from Mondetta Telecommunications Inc.
    Bad debts provision for slow moving accounts                        $277,146

12. COMMITMENTS

The Company has leased premises, equipment and automobiles, which have been accounted for as operating leases. Also, the Company has capitalized leases for office equipment. Lease payments required over the next five years are as follows:

     Year             Operating            Capitalized
     ----             ---------            -----------
     2002             $160,055             $ 31,560
     2003             $149,298             $ 29,123
     2004             $137,690             $ 19,625
     2005             $139,247             $   --
     2006             $ 34,491             $   --

The Company's rent and lease expenses were $251,957 for the year ended June 30, 2001 and $56,909 for the year ended June 30, 2000.


13. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill represents the excess of the purchase price over the fair value of acquired businesses, and, with other intangible assets, is being amortized on straight-line basis. The life of goodwill arising on acquisitions, and the life of other intangible assets is estimated to have lives of five years. Amortization expense was $1,164,883 for the year ended June 30, 2001, and $71,026 for the year ended June 30, 2000.

The details of goodwill and other intangible assets are as follows:

                                                  Net            Net
                               Accumulated      June 30,       June 30,
                     Cost      Amortization        2001           2000
                ------------   ------------   ------------   ------------

     Goodwill   $  6,126,919   $  1,267,907   $  4,859,012   $    738,710
                ============   ============   ============   ============


14. FOREIGN ASSETS, REVENUES AND CONSOLIDATED FOREIGN ENTITIES

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

15. CONTINGENT LIABILITIES

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

16. RELATED PARTY TRANSACTIONS

Related party transactions at June 30, 2001 and 2000 comprised advances by directors to subsidiary companies as stated in Note 7, and advances by directors to the parent Company as stated in Note 10. There were no other material related party transactions.


SYMPHONY TELECOM CORP.
(FORMERLY SYMPHONY TELECOM INTERNATIONAL, INC.)
     AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


17. SUBSEQUENT EVENTS

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

Effective   October  31,  2001,  the  Company's   subsidiary   company,   Comtel
Communications  Inc.  reached a settlement  with  minority  shareholders  of its subsidiary  company Telemax  Communications  Inc, wherein they agreed to acquire
Comtel   Communications   Inc.'s   61.5%   controlling   interest   in   Telemax
Communications  Inc.  for a total  sale price of  $136,204,  being paid by trade credit of $53,848  and a  promissory  note of $82,356  bearing no  interest  and maturing in two years.

The proforma schedule of the effects from the above Mondetta liquidation and Telemax settlement on the financial statements is shown below:

                                                                               Proforma
                             Consolidated      Mondetta        Telemax       Consolidated
                               6/30/01         6/30/01         6/30/01         6/30/01
                             ------------    ------------    ------------    ------------

Current Assets               $  2,466,027    $    441,331    $  1,377,568    $    647,128
Property and equipment            597,325          71,364         125,342         400,619
Goodwill, net                   4,859,012       2,427,516            --         2,431,496
                             ------------    ------------    ------------    ------------
   Total Assets              $  7,922,364    $  2,940,211    $  1,502,910    $  3,479,243
                             ============    ============    ============    ============

Current Liabilities          $  5,258,393    $  3,632,364    $  1,742,728    $    116,699
Other Liabilities                 953,727            --         1,082,088         405,568
                             ------------    ------------    ------------    ------------
   Total Liabilities            6,212,120       3,632,364       2,824,816         522,267
                             ------------    ------------    ------------    ------------

Minority Interest                 514,895            --              --          (253,092)
Stock                           7,432,859              66             660       7,432,859
Accumulated Deficit            (6,237,510)       (692,219)     (1,322,566)     (4,222,791)
                             ------------    ------------    ------------    ------------
   Total Stockholders'
   Equity  (Deficit)            1,710,244        (692,153)     (1,321,906)      2,956,976
                             ------------    ------------    ------------    ------------
   Total  Liabilities
   and Stockholders'
   Equity                    $  7,922,364    $  2,940,211    $  1,502,910    $  3,479,243
                             ============    ============    ============    ============

Sales                        $ 12,132,095    $  2,278,697    $  7,725,049    $  2,128,532
Cost of  Sales                  9,205,458       1,271,552       6,606,535       1,327,554
                             ------------    ------------    ------------    ------------
   Gross Profit                 2,926,637       1,007,145       1,118,514         800,978

Selling and general
   Expenses                     7,740,234       1,095,889       1,615,549       4,219,698
                             ------------    ------------    ------------    ------------

  (Loss) from Operations       (4,813,597)        (88,744)       (497,035)     (3,418,720)
Other Income (Expense)         (1,115,211)       (601,106)       (148,638)       (365,467)
Minority Interest                 945,955            --              --           136,857
                             ------------    ------------    ------------    ------------
   Net (Loss)                $ (4,982,853)   $   (689,850)   $   (645,673)   $ (3,647,330)
                             ============    ============    ============    ============

Basic Net (Loss) Per Share   $       (.18)                                   $       (.13)
                             ============                                    ============