Form 10QSB
period 2001-09-30
SYMPHONY TELECOM CORP
filed 2001-12-28
CIK 701304

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                 For the transition period from _______________

                        Commission file number 000-11808

                              SYMPHONY TELECOM CORP
        (Exact name of small business issuer as specified in its charter)

                                    DELAWARE
         (State or other jurisdiction of incorporation or organization)

                                   87-0378892
                        (IRS Employer Identification No.)

                41 George Street South, Brampton, Ontario, Canada
                    (Address of principal executive offices)

                                 (905) 457-4300
                           (Issuer's telephone number)

-------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Shares outstanding as of September 30, 2001: 31,355,830

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [x]

                         PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements.










                             SYMPHONY TELECOM CORP.


                        CONSOLIDATED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 2001 and 2000


                                   (Unaudited)

                             SYMPHONY TELECOM CORP.
                                AND SUBSIDIARIES
                           SEPTEMBER 30, 2001 and 2000
                                   (Unaudited)



                                    CONTENTS

                                                                            Page
FINANCIAL STATEMENTS
    Consolidated Balance Sheets                                                1

    Consolidated Statements of Operations and Other Comprehensive (Loss)       2

    Consolidated Statements of Cash Flows                                      3

    Notes to Consolidated Financial Statements                             4- 10


                             SYMPHONY TELECOM CORP.
                                AND SUBSIDIARIES
                           Consolidated Balance Sheets


                                                                                     September 30      June 30
                                                                                          2001           2001
                                                                                          ----           ----

ASSETS

CURRENT ASSETS
    Cash and cash equivalents                                                         $   145,932    $   115,123
    Short-term investments, securing letters of credit                                    132,214        302,971
    Accounts receivable, net of allowance for doubtful
        accounts of $173,100 and $121,059                                               1,873,791      1,410,436
    Note receivable                                                                       200,000        200,000
    Finished Goods Inventory                                                              325,699        157,094
    Income taxes recoverable                                                                   61             64
    Prepaid expenses                                                                      194,414        280,339
                                                                                      -----------    -----------

TOTAL CURRENT ASSETS                                                                    2,872,111      2,466,027
                                                                                      -----------    -----------

PROPERTY AND EQUIPMENT
    Automobiles, computer equipment and office furniture                                  690,326        711,791
    Systems software                                                                      133,754        137,760
    Telephone equipment                                                                   121,757        126,944
                                                                                      -----------    -----------
                                                                                          945,837        976,495
    Less: accumulated depreciation                                                       (403,372)      (379,170)
                                                                                      -----------    -----------

TOTAL PROPERTY AND EQUIPMENT                                                              542,465        597,325
                                                                                      -----------    -----------

OTHER ASSETS
    Goodwill, net                                                                       4,375,133      4,859,012
                                                                                      -----------    -----------

TOTAL OTHER ASSETS                                                                      4,375,133      4,859,012
                                                                                      -----------    -----------

TOTAL ASSETS                                                                          $ 7,789,709    $ 7,922,364
                                                                                      ===========    ===========



LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Bank loans                                                                        $   244,429    $   362,414
    Accounts payable                                                                    2,943,169      2,322,315
    Accrued liabilities                                                                   792,852        697,277
    Notes payable                                                                       1,582,778      1,650,210
    Deferred revenue                                                                      120,680        125,821
    Current portion of leases payable                                                      28,517         31,561
    Current portion of long-term loans                                                     58,065         68,795
                                                                                      -----------    -----------


TOTAL CURRENT LIABILITIES                                                               5,770,490      5,258,393
                                                                                      -----------    -----------

OTHER LIABILITIES
    Deferred income taxes                                                                     252            262
    Leases payable                                                                         42,714         48,748
    Long-term loans                                                                       842,432        860,092
    Notes payable to related parties                                                       53,617         44,625
                                                                                      -----------    -----------
        TOTAL OTHER LIABILITIES                                                           939,015        953,727
                                                                                      -----------    -----------

TOTAL CURRENT AND OTHER LIABILITIES                                                     6,709,505      6,212,120

MINORITY INTEREST                                                                       1,344,374        514,895

STOCKHOLDERS' (DEFICIT) EQUITY
        Common stock: $0.0001 par value, 100,000,000 shares authorized;
        31,355,830 and 29,355,830 shares  issued and outstanding                            3,136          2,935
    Preferred stock,: $0.0001 par value, 100,000,000 shares authorized;
        none issued
    Additional paid-in capital                                                          7,490,477      7,398,450
    Contributed capital                                                                    31,474         31,474
    Accumulated deficit                                                                (6,599,824)    (6,024,987)

    Accumulated other comprehensive income (loss)
        Cumulative translation adjustments                                             (1,189,433)      (212,523)
                                                                                      -----------    -----------


        TOTAL STOCKHOLDERS' (DEFICIT) EQUITY                                             (264,170)     1,195,349
                                                                                      -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY                                  $ 7,789,709    $ 7,922,364
                                                                                      ===========    ===========


The accompanying notes are an integral part of these consolidated financial statements



                             SYMPHONY TELECOM CORP.
                                AND SUBSIDIARIES
                    Consolidated Statements of Operations and
                           Other Comprehensive (Loss)
          For the Three-Month Periods Ended September 30, 2001 and 2000
                                   (Unaudited)
                                                         September 30    September 30
                                                              2001            2000
                                                              ----            ----

REVENUE
    Telephone services                                   $    155,934    $  1,046,032
    Phone cards                                             3,084,851
                                                                              671,015
    Sales of equipment and systems                            150,344         195,332
    Internet services                                          44,139          43,705
    Directory Management                                      168,421          11,996
                                                         ------------    ------------

TOTAL SALES                                                 3,603,689       1,968,080
                                                         ------------    ------------

COST OF SALES
    Cost of telephone services                                155,715         587,355
    Cost of phone cards                                     2,580,952         631,039
    Cost of equipment and systems sold                        117,462         132,930
    Cost of internet services                                  38,783          32,147
    Cost of directory management                              157,695           8,602
                                                         ------------    ------------


TOTAL COST OF SALES                                         3,050,607       1,392,073
                                                         ------------    ------------

GROSS PROFIT                                                  553,082         576,007
                                                         ------------    ------------

SELLING & GENERAL EXPENSES
    Selling expense                                           127,519          60,432
    General and administrative expense                        725,322       1,209,923
    Amortization and depreciation                             332,866         259,794
                                                         ------------    ------------

    TOTAL SELLING & GENERAL EXPENSES                        1,185,707       1,530,149
                                                         ------------    ------------

        (LOSS) FROM OPERATIONS                               (632,625)       (954,142)
                                                         ------------    ------------

OTHER (INCOME) AND EXPENSES
    Other (income)                                             (9,523)        (14,933)
    Other expenses:
         Bad debts                                                 65           9,353
         Interest, long-term                                   18,308          16,767
                                                         ------------    ------------
         Total other expenses                                  18,373          26,120
                                                         ------------    ------------

    TOTAL OTHER (INCOME) AND EXPENSES                           8,850          11,187
                                                         ------------    ------------

NET (LOSS) BEFORE  MINORITY INTEREST IN EARNINGS
     OF CONSOLIDATED SUBSIDIARIES                            (641,475)       (965,329)

MINORITY INTEREST IN EARNINGS OF
     CONSOLIDATED SUBSIDIARIES                                 66,639         106,878
                                                         ------------    ------------

        NET (LOSS)                                           (574,836)       (858,451)
                                                         ------------    ------------
         OTHER COMPREHENSIVE INCOME (LOSS)
              Foreign currency translation adjustments       (976,910)         32,259
                                                         ------------    ------------

         TOTAL OTHER COMPREHENSIVE INCOME (LOSS)             (976,910)         32,259
                                                         ------------    ------------

           TOTAL COMPREHENSIVE (LOSS)                    $ (1,551,746)   $   (826,192)
                                                         ============    ============

Weighted average number of common shares outstanding
     Basic                                                 29,573,221      25,589,885
                                                         ============    ============

     Diluted                                               29,573,221      25,589,885
                                                         ============    ============

Net (loss) per common share
     Basic                                               $      (0.05)   $      (0.03)
                                                         ============    ============
     Diluted                                             $      (0.05)   $      (0.03)
                                                         ============    ============

The accompanying notes are an integral part of these consolidated financial statements
                                       2.


                             SYMPHONY TELECOM CORP.
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                           For the Three-Month Periods
                        Ended September 30, 2001 and 2000
                                   (Unaudited)
                                                                    September 30   September 30
                                                                        2001           2000
                                                                        ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss)                                                          $  (574,836)   $  (858,451)
Adjustments to reconcile net (loss) to net cash used
    by operating activities:
    Consulting fees for common stock                                     15,046           --
    Depreciation and amortization expense                               332,866        259,794
    Changes in assets and liabilities:
        (Increase) in short-term investments                            170,758           --
        (Increase) in accounts receivable                              (463,354)    (1,027,533)
        (Increase) in prepaid expenses                                   85,925       (114,964)
        (Increase) in inventories                                      (168,605)       (49,120)
        (Decrease) in bank loans                                       (117,985)          --
        Increase in accounts payable                                    697,936      2,299,537
        Increase (decrease) in accrued liabilities                       95,575        (71,706)
        Increase in notes payable                                       (67,433)       614,920
        (Decrease) in deferred revenue                                   (5,141)          --
        Increase (decrease) in income taxes payable                           3             (3)
        (Decrease) in deferred income taxes payable                         (11)          --
        (Decrease) increase in current portion of leases payable         (3,043)        36,484
        (Decrease) in current portion of long-term loans payable        (10,730)          --
                                                                    -----------    -----------

           NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES             (13,029)     1,088,958
                                                                    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
    (Acquisition) of property and equipment                              (9,245)      (253,506)
    (Additions) to other intangible assets                                 --       (1,854,450)
                                                                    -----------    -----------

           NET CASH (USED) BY INVESTING ACTIVITIES                       (9,245)    (2,107,956)
                                                                    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
    (Repayment) advances from leases payable                             (6,033)       104,537
    (Current ) portion of leases payable                                   --          (36,484)
    (Repayment) of long-term loans                                      (17,660)          --
    Advances from (repayment of) notes payable to related parties         8,992        (17,338)
    Proceeds from common stock                                             --        1,256,235
    Minority interest                                                   829,479       (105,561)
                                                                    -----------    -----------

           NET CASH PROVIDED BY FINANCING ACTIVITIES                    814,778      1,201,389
                                                                    -----------    -----------

EFFECT OF FOREIGN CURRENCY TRANSACTIONS ON CASH                        (761,592)        23,422
                                                                    -----------    -----------


INCREASE IN CASH AND CASH EQUIVALENTS                                    30,912        205,813

CASH AND CASH EQUIVALENTS, beginning of period                          115,020        275,823
                                                                    -----------    -----------

CASH AND CASH EQUIVALENTS, end of period                            $   145,932    $   481,636
                                                                    ===========    ===========


SUPPLEMENTAL DISCLOSURES
Interest paid                                                       $   (18,309)   $   (16,767)
Income taxes paid                                                   $      --      $      --
Schedule of non-cash investing and financing activities:
    Acquisition of Telemax Communications Inc.                      $      --      $ 1,005,236
    Purchase of net assets from Mondetta Telecommunications Inc.    $      --      $ 1,366,950





The accompanying notes are an integral part of these consolidated financial statements.
                                       3.

                             SYMPHONY TELECOM CORP.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with Notes to Consolidated Financial Statements contained in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2001. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended June 30, 2002.

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

                             SYMPHONY TELECOM CORP.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED),


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

The purchase price of $4,830,361 was allocated as follows:
         Fair market value of net assets                      $    984,040
         Goodwill                                             $  3,846,321


Comtel Communications Inc. has paid $166,277 on closing and a further payment of $166,278 in October 2000. No other payments have been made, resulting in the company being in default on its promissory note. The purchase price of $4,830,361 was allocated as follows:

         Fair market value of net assets                      $    984,040
         Goodwill                                             $  3,846,321

Comtel Communications Inc. has paid $166,277 on closing and a further payment of $166,278 in October 2000. No other payments have been made, resulting in the company being in default on its promissory note.

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

On August 28, 2000, the Company entered into a private placement agreement with Geek Securities, Inc. to provide, on a best efforts basis, up to $100 million for common shares. In June 2000, Geek Securities, Inc. privately placed 660,000 common shares of Symphony Telecom Corp., restricted for the purposes of resale for a period of one year, netting the Company $780,000. In December 2000, the Company concluded its agreement with Geek Securities, Inc.

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

In the opinion of management, the accompanying interim financial statements, prepared in accordance with the instructions for Form 10-QSB, are unaudited and contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the fiscal year ending June 30, 2002.

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


                             SYMPHONY TELECOM CORP.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH AND CASH EQUIVALENTS For purposes of the statement of cash flows, cash and cash equivalents consist of money market funds and demand deposits in banks, purchased with a maturity of three months or less. The Company has no such items at September 30, 2001 and 2000.

SHORT-TERM   INVESTMENTS  Telemax  Communications  Inc.,  subsidiary  of  Comtel
Communications Inc., holds one year Guaranteed Investment Certificates in amount of $126,702  maturing December 31, 2001, which have been pledged as security for letters of credit in amount of $126,702 in favour of its service provider. Also,
$5,512 is held by  Mondetta  Communications  Corp.  in a  Guaranteed  Investment
Certificate as security for its VISA account.

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

The Company uses the asset and liability  method of accounting for income taxes.
At  September  30,  2001 and  2000,  respectively,  the  deferred  tax asset and deferred tax  liability  accounts,  as recorded  when  material to the financial
statements,  are  entirely  the  result  of  temporary  differences.   Temporary
differences  represent  differences in the recognition of assets and liabilities for tax and  financial  reporting  purposes,  primarily  non-deductible  accrued compensation amounts payable to an officer.

USE OF ESTIMATES The  preparation  of financial  statements  in conformity  with generally accepted  accounting  principles requires management to make estimates
and  assumptions   that  affect  certain   reported   amounts  and  disclosures.
Accordingly, actual results could differ from those estimates.

NET LOSS PER COMMON SHARE The Company presents "basic" earnings (loss) per share and, if applicable, "diluted" earnings (loss) per share pursuant to the provisions of Statement of Financial Accounting Standards No. 128, Earnings Per
Share (SFAS 128). Basic net earnings (loss) per share is calculated by dividing net income or loss by the weighted average number of shares outstanding during each period. The diluted earnings (loss) per share is calculated by dividing the net income or loss by the weighted average number of shares outstanding during each period plus the weighted average of the 3,478,572 warrants and 18,750,000 common share options that were outstanding at June 30, 2001 and of the 35,000 options outstanding at June 30, 2000. However, since there is a net loss for each period, the diluted weighted average number of shares is the same as the basic. Also, the shares were numbered as though the April 10, 2001 3 to 2 forward stock split occurred on June 30, 1999.

FAIR VALUE OF FINANCIAL INSTRUMENTS The Company estimates that the fair value of all financial instruments at September 30, 2001 does not differ materially from the aggregate carrying values of its financial instruments recorded in the balance sheet. The estimated fair value of amounts of receivables, accounts payable and accrued liabilities approximate fair value due to their short-term nature. Considerable judgement is necessarily required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

PROPERTY AND EQUIPMENT Computer equipment, office furniture, systems software and telephone equipment are stated at cost. Expenditures for normal maintenance and repairs are charged to expense as incurred. Depreciation is computed using reducing balance method based upon the estimated useful lives of the related assets. Depreciation expense was $39,450 for the three-month period ended
September 30, 2001 and $20,964 for the three-month period ended September 30, 2000.

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

The details of property and equipment are as follows:

                                                                    Net           Net
                                                 Accumulated    September 30  September 30
                                     Cost        Depreciation      2001          2000
                                   ---------     ------------    ---------     ---------
Automobile                         $   9,113      $  (5,362)     $   3,751     $   7,569
Computer Equipment                   360,822       (154,701)       206,121       174,091
Leasehold Improvements                81,762        (11,855)        69,907         9,864
Office Furniture                     133,750        (36,202)        97,548        43,264
Systems Software                     133,754       (117,624)        16,130        16,020
Telephone Equipment                  121,757        (53,580)        68,177        85,271
                                   ---------      ---------      ---------     ---------
Subtotal                             840,958       (379,324)       461,634       336,079
Capital Leases, office equipment     104,879        (24,048)        80,831       102,524
                                   ---------      ---------      ---------     ---------
                                   $ 945,837      $(403,372)     $ 542,465     $ 438,603
                                   =========      =========      =========     =========

                             SYMPHONY TELECOM CORP.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



REVENUE AND COST RECOGNITION For financial statement reporting, the Company recognizes revenues when earned and the related cost when incurred.

PRINCIPLES OF CONSOLIDATION The financial statements include the accounts of Symphony Telecom Corp., a Delaware corporation, and its subsidiaries, Linkdata Communications London Ontario Inc., 9041-6868 Quebec Inc. o/a Directory Management America Dot Com, Symphony Networks Inc. and Symphony Telecom International, Inc., a Delaware corporation, and its subsidiaries Comtel Communications Inc. and subsidiaries of Comtel Communications Inc., Communication Solutions Group Ltd., Mondetta Communications Corp. and Telemax Communications Inc., and Canadian Inter-Latin Communications Inc., and a subsidiary of Canadian Inter-Latin Communications Inc., Canadian Inter-Continental of Ecuador SA. All subsidiaries of Symphony Telecom Corp.

are Canadian corporations except Symphony Telecom International, Inc. (Delaware) and Canadian Inter-Continental Communications of Ecuador SA, which was incorporated in Ecuador (collectively, the "Subsidiaries"). All significant inter-company transactions and balances have been eliminated in consolidation. The consolidated group is referred to collectively and individually as the "Company".

MINORITY INTEREST At September 30, 2001 the amount for minority interest represents a 38.5% interest in the subsidiary Telemax Communications Inc., a company incorporated under the laws of the province of Ontario, Canada on May 12, 1997; a 57.60% interest in the subsidiary 9041-6868 Quebec Inc., a company incorporated under the laws of the province of Quebec, Canada on September 26, 1996; a 25% interest in the subsidiary, Canadian Inter-Continental Communications of Ecuador SA, a company incorporated under the laws of Ecuador on November 23, 1998; and a 12% interest in the subsidiary Comtel Communications Inc., a company incorporated under the laws of the province of Ontario, Canada on May 27, 1996. At September 30, 2000 the amount for minority interest represents 38.5% interest in subsidiary, Telemax Communications Inc.; 49% interest in 9041-6868 Quebec Inc.; 25% interest in subsidiary, Canadian Inter-Continental Communications of Ecuador SA; and 12% interest in Comtel Communications Inc. The minority interest in net loss of subsidiaries has been credited to income and charged to minority interest.

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


4.   SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION

The Company is Canadian based, and as such carries out its operations in Canada. The subsidiary company in Ecuador has remained inactive since inception. However, the Company includes as part of its targets the U.S. small business consumer market. The primary business lines are: pre-paid phone cards, which are the operations of Telemax Communications Inc.; telephone services, primarily long distance resale; voice and data equipment and systems, which are marketed by Comtel Communications Inc. and Linkdata Communications London Ontario Inc.; internet services, provided primarily by Linkdata; and Yellow Pages advertising, operated by Directory Management America.Com.

5.   NOTE RECEIVABLE

The Company's subsidiary Comtel Communications Inc. advanced a non-interest bearing loan of $400,000 to North American Gateway Inc. in the form of a promissory note, with personal guarantees of the principal shareholder for the first $200,000, and a general security over the company's assets for the remainder. The term is for one year maturing in October 2001. North American Gateway Inc. has ceased operations; therefore, management provided $200,000 as a charge against income as an uncollectible debt in its fiscal year ended June 30, 2001, and expects to collect on the personal guarantee.

                             SYMPHONY TELECOM CORP.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

6.   BANK LOANS

Bank loans comprise the following:
                  Line of credit                     $  152,042
                  Line of credit                         47,513
                  Line of credit                         31,676
                  Line of credit                         13,198
                                                     ----------
                                                     $  244,429
                                                     ==========

The Company's subsidiary company, Telemax Communications Inc., has been provided with a line of credit facility of up to $190,053 with interest at the bank's prime plus 1.25%, secured by a general security agreement over the company's assets. At September 30, 2001 the company had drawn down $152,042.

The Company's subsidiary company Linkdata Communications London Ontario Inc. has a line of credit of up to $63,351 with interest at the bank's prime plus 0.50%, secured by a general security agreement over the company's assets, of which it has drawn down $47,513 at September 30, 2001.

The Company's subsidiary company Comtel Communications Inc. has a line of credit of $31,676 with interest at the bank's prime rate plus 2.0%, of which it has drawn down in full at September 30, 2001. The credit facility is secured by a general security agreement, and a corporate guarantee from its subsidiary company, Mondetta Communications Corp., supported by a first ranking general assignment of its book debts. The Company's subsidiary company 9041-6868 Quebec Inc. has a line of credit of up to $79,187 with interest at the bank's prime plus 2.50%, secured by a director's principal residence up to $53,848, and a general security agreement over the company's assets, of which it has drawn down $13,198 at September 30, 2001.

7.   NOTES PAYABLE AND PROMISSORY NOTE

Notes and promissory notes comprise the following:
                                                  September 30,  September 30,
                                                     2001           2000
                                                     ----           ----

Officers and directors of subsidiary companies    $  945,121     $   13,693
Private notes                                           --            7,270
Balance payable on acquisition of
  Linkdata Communications London Ontario Inc.           --          128,326
Promissory note, private                                --           18,500
Promissory note to AT& T Canada Corp.                637,657           --
                                                  ----------     ----------

                                                  $1,582,778     $  167,789
                                                  ==========     ==========

Notes due to officers and directors of subsidiary companies are non-interest bearing, unsecured and due upon demand. The balance payable on the acquisition of Linkdata Communications London Ontario Inc. is non-interest bearing, secured by term deposits at bank, and due on June 28, 2001. A promissory note of $957,725 was made by Mondetta Telecommunications Inc. on May 19, 2000 to AT&T Canada Corp. This note was assumed by Comtel Communications Inc. on the assets purchase from Mondetta Telecommunications Inc. July 1, 2000, and transferred to Mondetta Communications Corp. on October 1, 2000. The promissory note payable to AT&T Canada Corp. was rewritten at $637,657 on January 15, 2001 by Comtel Communications Inc. secured by receivables of Mondetta Communications Corp., on March 9, 2001, bearing interest at 8.5%, and payable in twelve equal monthly instalments of $57,578 including interest. As the promissory note has become in arrears, AT&T Canada Corp. has made a demand for payment in full, which neither Mondetta Communications Corp. nor Comtel Communications Inc. are able to pay.

8.   DEFERRED REVENUE

The Company's subsidiary company Telemax Communications Inc., which sells prepaid phonecards, has estimated the amount of revenue it has collected that relates to use of telephone services after September 30, 2001is $120,680.

9.   LONG-TERM DEBT

Long-term debt is summarized as follows:
                                                  September 30,  September 30,
                                                     2001           2000
                                                     ----           ----

Convertible Notes payable to Laurus Master Fund   $  750,000     $     --
Business Development Bank of Canada                  145,216           --
Small Business Loan                                    5,281           --
                                                  ----------     ----------

Total Long-term debt                                 900,497           --
Less: current portion                                 58,065           --
                                                  ----------     ----------

                                                  $  842,432     $     --
                                                  ==========     ==========

Convertible Notes payable to Laurus Master Fund bear simple interest at 8%, payable quarterly, and mature March 2003. The notes are convertible into fully paid and non-assessable common stock of the Company at the conversion price of 80% of the average of


                             SYMPHONY TELECOM CORP.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

the four  lowest  closing  bid prices for thirty  trading  days prior to but not including the conversion  date. The Company is in default under the terms of the loans,  as it  has  not  filed  Form  SB-2,  Registration  Statement  Under  the
Securities Act of 1933, which it is required to have filed within 90 days of the
Loan Agreement.  The Company's subsidiary company,  Telemax Communications Inc., has borrowed $158,377 from the Business Development Bank of Canada at the bank's floating  rate plus 2.0% to  purchase  telephone  equipment  totaling  $309,153.
Principal  repayment  of the loan is  scheduled as one payment of $4,387 on July
31, 2001,  plus 35 monthly  payments of $4,400 plus interest on the  outstanding balance.  The balance of the purchase  price  $150,775 is being  contributed  by
Telemax   Communications   Inc.  from  its  working   capital.   Also,   Telemax
Communications  Inc. has been  provided a Small  Business Loan by its bankers in the amount of $158,377,  with  interest at the bank's prime plus 2.5%,  which is secured by  property  and  equipment.  Telemax  Communications  Inc.  has repaid
$153,096 and the balance  payable at September 30, 2001 is $5,281.  Repayment is
$2,640 monthly plus interest, and the loan matures November 30, 2001.

10.  NOTES PAYABLE TO RELATED PARTIES

Long-term debt, presented as notes payable to related parties, is summarized as follows:

                                                  Principal      Discount
                                                  ----------     ---------

Noninterest-bearing notes payable to directors    $   53,617     $  12,160
                                                  ==========     =========

Notes payable to directors are considered long-term, and are noninterest-bearing with no specific terms for repayment. Discount is based on imputed interest rate of 10%, and has been recorded as contributed capital.

11.  COMMITMENTS

On October  15, 2000 the Company  moved its head  office to  Brampton,  Ontario,
Canada and has entered into a five-year lease on 20,000 square foot building, prepaying one year's rent of $82,931. The Company's total rent and lease expense was $71,253 for the three-month period ended September 30, 2001 and $35,383 for the three-month period ended September 30, 2000. The Company has leased premises, equipment and automobiles, which have been accounted for as operating leases. Lease payments required over the next five years are as follows:

                  Year     Operating        Capitalized
                  ----     ---------        -----------
                  2002     $153,515           $30,271
                  2003     $143,197           $27,933
                  2004     $132,063           $18,823
                  2005     $133,557           $    -
                  2006     $ 33,082           $    -

12.  GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill  represents  the  excess of the  purchase  price over the fair value of acquired  businesses and, with other  intangible  assets,  is being amortized on straight-line basis. The life of goodwill arising on acquisitions,  and the life
of  other  intangible   assets  is  estimated  to  have  lives  of  five  years.
Amortization expense was $293,416 for the three-month period ended September 30,
2001 and $238,830 for the three-month period ended September 30, 2000.

The details of goodwill and other intangible assets are as follows:
                                                                   Net              Net
                                             Accumulated      September 30     September 30
                              Cost          Amortization          2001             2000
                         --------------     ------------          ----             ----

         Goodwill        $    5,876,555    $    1,501,422   $    4,375,133    $    4,702,960
                         ==============    ==============   ===============   ==============



13.  EMPLOYEE/CONSULTANTCOMMON STOCK PLAN 2001

Effective September 19, 2001 the Board of Directors approved the Employee/Consultant Stock Plan 2001, wherein 6,000,000 shares of the common stock of the Company may be issued directly or upon exercise of options, with terms set by management, to employees or consultants for compensation and/or services. The class of securities to be offered is registered under Section 12 of the Exchange Act. No shares or options under the plan were issued at September 30, 2001.


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

15.  CONTINGENT LIABILITIES

On July 23, 2001 a former employee of Comtel Communications Inc. issued a claim against Symphony Telecom Corp. for unpaid wages in amount of $60,817. Management believes that the claim will be dismissed against Symphony Telecom Corp. in its entirety. Further, a counterclaim will be issued against the employee. The claim is scheduled for mediation on October 15, 2001. Management believes that no further liability will be assessed against the Company.

                             SYMPHONY TELECOM CORP.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


16.  RELATED PARTY TRANSACTIONS

Related party transactions at September 30, 2001 and 2000 comprised advances by directors to subsidiary companies as stated in Note 7, and advances by directors to the parent Company as stated in Note 10. There were no other material related party transactions.

17.  SUBSEQUENT EVENTS

Mondetta Communications Corp. a wholly owned subsidiary of Comtel Communications Inc. filed a Notice of Intention to Make a Proposal on July 19, 2001. This was precipitated by a demand by AT&T Canada Corp. for immediate payment in full of a promissory note dated January 15, 2001 in amount of $664,824.The Notice named AT&T Canada Corp. and Comtel Communications Inc. as two principal creditors. As AT&T Canada Corp. has the position that it was not bound by the automatic stay pursuant to the said proceeding and in fact has indicated that it does not consider Mondetta Communications Corp. to owe it any money. At September 30, the company was still being wound up.

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

Item 2. Management's Discussion and Analysis or Plan of Operation.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The Company's books are kept in Canadian dollars and translated to US dollars for reporting purposes. It is sometimes possible that subtracting the result for the current quarter from figures reported previously will yield a number which is slightly different from that reported in a previous quarter. Any such discrepancy is due to currency translation rate differences that may apply at the time the financial reports are prepared.

RESULTS OF OPERATIONS - FIRST QUARTER OF FISCAL YEAR ENDING JUNE 30, 2002 COMPARED TO FIRST QUARTER OF FISCAL YEAR ENDED JUNE 30, 2001.

The company's overall revenue performance in fiscal Q1 2002, at $3.6 million, shows an increase of 83% over the three months ended September 30,2001. This increase was the result of increased sales in the pre-paid phone card business.

Sales in the Phone Card segment at $3.1million compare favourably with figures reported for the first quarter last year at $671 thousand, reflect the results of the Company's Telemax Communications Inc. subsidiary. The sales in phone cards reported in this quarter of the previous year reflected only sales in the month of September

Year over year results within the Telephone Services category decreased by 85% in the first three months of this year compared to the respective previous year period. This decrease reflects the in-year attrition in our customer base due to several factors: a dispute with our principal carrier, AT&T Canada resulted in a denial of service by the carrier which caused us to move traffic onto more expensive routes and disrupted service to many of our customers; increased competition in our industry resulting in lower rates to several international destinations; the failure of many of our competitors resulted in a number of our business customers, afraid of loosing their basic service, migrating to the incumbent local exchange carrier; and a general slowdown in the economy.

For the voice and data systems business units the company is reporting a year-over-year revenue drop of 23% for the quarter from $195 thousand to $150 thousand. Management attributes this year over year decline to a general weakening of the economy as well as a reduction in personnel as a result of cost reduction and downsizing.

Internet services sales were essentially unchanged for the quarter at $44 thousand.

Revenue from directory management activities was up in the quarter by 1300%, from $12 thousand to $168 thousand, as this business unit continues its start-up growth.

The company is reporting an overall gross margin for the first quarter of fiscal year ending June 30, 2002 of 15%. This compares to a first quarter FY2001 gross margin of 29.3%. The decline in gross profit is substantially attributable to the performance of the pre-paid phone card business.

The company is reporting a 16% gross margin in the pre-paid phone card business in the first quarter compared to a 6% margin reported in the previous quarter of the current year. However, sales in this lower-margin segment of our business represented 85.6% of total sales in the current quarter compared to 34% in the previous quarter.

Within the Telephone Services operating segment, the company achieved a gross margin of 0.4% in the first quarter of fiscal year ending 2002 compared to 43.8% in the comparable quarter last year. The gross margin in this segment of our business has typically been in the 40%+ range. Results in the current quarter reflect the impact of a significant decline in this business segment.

Margins on equipment and systems at 22% reflect the result of restructuring and downsizing as the company strives to reduce cost. The comparable gross margin in this business in this quarter of the previous year was 32%.

Gross Margin in the directory management category at 6.4% for the quarter reflects additional sales costs associated with a company in a growth phase:
Directory Management America dot Com.

The company took substantial steps to reduce its Selling, General and Administrative expenses in fiscal 1Q 2002, however the costs associated with downsizing the organization were absorbed in the quarter resulting in only a 3% reduction in this area being apparent. With the inclusion of amortization and depreciation total selling and general expenses, at $1.2 million, or 33% of sales show a substantial reduction compared to the corresponding quarter last year when total selling and general expenses were $1.5 million or 78% of sales.

Loss from operations at $633 thousand, or 17.6% of sales for the current quarter compares to a loss of $954 thousand, or 48.5% of sales for this quarter of the previous year. Operating losses, were primarily a result of infrastructure build-up, particularly in sales executives and customer engineers. Due to the current weakness in the economy our staff build up did not translate into the anticipated volume of business and management have taken steps to significantly reduce these costs. The company did not achieve its targeted sales growth and is delayed in its current business plan which was projecting break-even before the end of the first quarter of fiscal 2002. Management are continuing to take steps to achieve profitable operations, many of these actions, by eliminating unprofitable operations will result in a short-term reduction in gross revenue for the corporation.


FINANCIAL CONDITION

The Company has been substantially dependent on the proceeds of various offerings of its securities to fund its operating expenses. Management believes that by relying on its cash on hand as of September 30, 2001, upon anticipated cash flow from business operations, private placement offerings of shares, and some commercial borrowing, it will meet its current commitments and requirements for the balance of the year. Management believes that the ability of the Company to achieve substantial profitability in the short term is conditional primarily upon the successful operation of its business units and their future operating results.

The Company continues to explore opportunities with various investors, joint venture candidates, and prospective licensees. The Company has various pursuits for equity funding, underway for both the short and long term needs of the Company. Management believes that current funding, as well as others in potential private placements will assist the Company in meeting its cash needs, but there is no guarantee.

OUTLOOK

Symphony Telecom has strived to position itself to take advantage of the opportunities for change in the telecommunications marketplace by quickly implementing market solutions using a new generation of equipment and technology. Much of our strategy hinged on the work we were planning using the expertise of Nortel Networks Professional Services to "formalize a business strategy" that would help us move aggressively into the North American CLEC and Applications Services Provider (ASP) markets. For now, however, the company is not a CLEC, nor does it have any ASP services. We have curtailed our network development plans particularly those related to previously announced purchase agreements with Nortel Networks.

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

During the current economic uncertainty we have scaled down our operations and re-organized our business units to focus on their areas of expertise. We are also committed to meeting the market demand for network solutions that address the needs of specific vertical markets, including but not limited to: desktop videoconferencing; IP networking solutions for Virtual Private Networks over the public Internet and mobile telecommunications solutions.

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

Forward Looking Statements: Certain statements herein constitute forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "could," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue" or the negative of such terms or other comparable terminology. Although expectations reflected in the forward-looking statements are believed to be reasonable, there is no guarantee of future results, levels of activity, performance, or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of such statements. The Company does not undertake to update any of the forward-looking statements herein.




                          PART II -- OTHER INFORMATION

Item 1. Legal Proceedings.
Legal Proceedings against Comtel Communications Inc. and Communications Solutions Group Ltd. and Mondetta Communications Corp., subsidiaries of Symphony Telecom Corp.
On March 21, 2001 an Order was made by the Honourable Madame Justice Swinton, in the Ontario Superior Court of Justice ( In Bankruptcy) in the matter of the Bankruptcy of Mondetta Telecommunications Inc. declaring that the application brought pursuant to the Bulk Sales Act, R.S.O. 1990, c.B. 14, commenced by David Chan, as Applicant against Mondetta Telecommunications Inc. and Symphony Telecom Inc., as respondents is stayed by operation of s.69.3 of the Bankruptcy and Insolvency Act. R.S.C. 1985, B-3. This order was issued on August 2, 2001 . Accordingly the previous Order of the Honourable Mr. Justice Matlow of November 29, 2000 prohibiting the transfer of assets or other consideration pursuant to the September 23, 2000 agreement between Symphony Telecom Inc and Mondetta Telecommunications Inc. is no longer applicable. Costs were awarded in favour of Symphony.

Another creditor of Mondetta Telecommunications Inc. Frank Alvarez has brought proceedings under the Bulk Sales Act, R.S.O. 1990, c.B. 14, against Comtel Communications Inc., a wholly owned subsidiary of the Corporation, as purchaser in respect of Comtel Communication Inc.'s acquisition of certain assets of Mondetta Telecommunications Inc.. Management believes that the Order of March 21, 2001 by the Honourable Madame Justice Swinton in the Ontario Superior Court of Justice (in Bankruptcy) staying the action of Chan against Comtel Communications Inc. also applies to Mr. Alvarez by virtue of the doctrine of res judicta.

Telemax Communications Inc. and its shareholders excluding Comtel Communications Inc. commenced an action in June of 2001 in the Ontario Superior Court of Justice against a subsidiary of the Corporation, Comtel Communications Inc., for a declaration that the July 31, 2000 issuance of Telemax shares is void due to non payment, for rescission of the Telemax share purchase agreements, for the return of the share certificates of Telemax held by Symphony Telecom Inc. and for misrepresentation damages for $12,670.200. This litigation has been settled effective as of November 7, 2001. The effect of the settlement is that the $1,900,530 worth of Symphony Telecom Inc. convertible to SYPY shares and the $2,534,040 promissory note have been returned to Symphony Telecom and will be retired in exchange for the Telemax shares. Further benefits were received by Symphony as part of the settlement, including a Promissory Note from Telemax to Symphony in the amount of $82,356 and further cash equivalent credits with Canquest Communications Inc. of $53,848.

On July 3, 2001 Dan Nelson issued a claim against Symphony Telecom Corp. claiming unpaid wages and severance pay of $60,817. The Company's subsidiary, Symphony Telecom Inc., hired Mr. Nelson on October 3, 2000 and accordingly it is expected that the Claim will be dismissed as against Symphony Telecom Corp. in its entirety. Furthermore a counterclaim in the amount of $126,702 will be issued against Mr. Nelson whom the defendants claim was dismissed for cause. The Plaintiff's solicitor has amended the claim to include as defendant Comtel Communications Inc. The Plaintiff has also brought a motion to add the Directors of Comtel Communications Inc. as Defendants in this matter. It is anticipated that this matter will go to trial.

Comtel Communications Inc. has received correspondence indicating that claims may be issued against it as a defendant in various other minor matters arising out of the ordinary course of Business.

A Notice of Intent to file a Proposal by the subsidiary Mondetta Communications Corp was filed on July 18, 2001. On October 19, 2001 the Official Receiver from the Office of the Superintendent of Bankruptcy Canada set November 9, 2001 as the date of the first meeting of Creditors. The assignment being deemed as a result of the failure by the Trustee in Bankruptcy to file a cash flow statement even though all the information to enable it to do so was provided to it by Mondetta prior to the filing date. A financial institution of Mondetta's, as a secured creditor, filed a Claim of $ 26,607. An unsecured creditor filed a claim for $19,005. The only other creditor to file a claim is the parent of the bankrupt Comtel Communications Inc. for $885,013. Under these circumstances the application to set aside the proceedings may not be necessary.

Item 2. Changes in Securities.


On September 24, 2001 the company filed a registration statement on form S-8, which is incorporated by reference.


Item 3. Defaults Upon Senior Securities


None


Item 4. Submission of Matters to a Vote of Security Holders.


There were no matters put to a vote of Security Holders in the three months ended September 30, 2001.


Item 5. Other Information.


Item 6. Exhibits and Reports on Form 8-K


No Reports were filed on form 8-K during the three months ended September 30, 2001.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         SYMPHONY TELECOM CORP
                                        (Registrant)
Date: December 24, 2001                   /s/ Gilles A. Trahan
                                          --------------------
                                         Gilles A. Trahan, CEO