Form 10QSB
period 2001-12-31
SYMPHONY TELECOM CORP
filed 2002-02-27
CIK 701304

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

  [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

                For the quarterly period ended December 31, 2001

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

 State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Shares outstanding as of
                         December 31, 2001: 47,427,075

    Transitional Small Business Disclosure Format (Check one): Yes [ ] No [x]

                         PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements.

                             SYMPHONY TELECOM CORP.

                              FINANCIAL STATEMENTS

                           DECEMBER 31, 2001 and 2000

                                   (Unaudited)

                             SYMPHONY TELECOM CORP.
                                AND SUBSIDIARIES
                           DECEMBER 31, 2001 and 2000
                                   (Unaudited)

                                    CONTENTS
                                                                           Page
FINANCIAL STATEMENTS
    Consolidated Balance Sheets ............................................ 1
    Consolidated Statements of Operations
       and Other Comprehensive Income ...................................... 2
    Consolidated Statements of Cash Flows .................................. 3
    Notes to Financial Statements ........................................ 4 - 9

                             SYMPHONY TELECOM CORP.
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets

                                                         December 31      June 30
                                                            2001            2001
                                                        -------------  ------------
ASSETS

CURRENT ASSETS
    Cash and cash equivalents                           $        -     $    115,123
    Short-term investments, securing letters of credit          5,462       302,971
    Accounts receivable, net of allowance for doubtful
        accounts of $23,516 and $178,014                      699,284     1,410,436
    Note receivable                                           200,000       200,000
    Finished Goods Inventory                                  109,225       157,094
    Income taxes recoverable                                     -               64
    Prepaid expenses                                           11,535       280,339
                                                        -------------  ------------

TOTAL CURRENT ASSETS                                        1,025,506     2,466,027
                                                        -------------  ------------

PROPERTY AND EQUIPMENT
    Automobiles, computer equipment
       and office furniture                                   544,366       711,791
    Computer software                                         113,006       137,760
    Telephone equipment                                        86,598       126,944
                                                        -------------  ------------
                                                              743,970       976,495
    Less: accumulated depreciation                           (344,374)     (379,170)
                                                        -------------  ------------

TOTAL PROPERTY AND EQUIPMENT                                  399,596       597,325
                                                        -------------  ------------

OTHER ASSETS
    Goodwill, net                                           2,623,802     4,859,012
                                                        -------------  ------------

TOTAL OTHER ASSETS                                          2,623,802     4,859,012
                                                        -------------  ------------

TOTAL ASSETS                                            $   4,048,904  $  7,922,364
                                                        ============= =============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Bank loans                                          $      87,896  $    362,414
    Accounts payable                                        1,616,369     2,322,315
    Accrued liabilities                                       631,682       697,277
    Notes payable                                             644,668     1,650,210
    Deferred revenue                                             -          125,821
    Income taxes payable                                           71          -
    Current portion of leases payable                          16,021        31,561
    Current portion of long-term loans                           -           68,795
                                                        -------------  ------------

TOTAL CURRENT LIABILITIES                                   2,996,707     5,258,393
                                                        -------------  ------------

OTHER LIABILITIES
    Deferred income taxes                                         249           262
    Leases payable                                             22,441        48,748
    Long-term loans                                           485,689       860,092
    Notes payable to related parties                             -           44,625
                                                        -------------  ------------

TOTAL OTHER LIABILITIES                                       508,379       953,727
                                                        -------------  ------------

TOTAL CURRENT AND OTHER LIABILITIES                         3,505,086     6,212,120

MINORITY INTEREST                                             115,557       514,895

STOCKHOLDERS' EQUITY
    Common stock: $0.0001 par value, 100,000,000
        shares authorized; 47,427,075 and 29,355,830
        shares issued and outstanding                           4,743         2,935
    Preferred stock: $0.0001 par value, 100,000,000
      shares authorized; none issued
    Additional paid-in capital                              7,982,994     7,398,450
    Contributed capital                                        31,474        31,474
    Retained earnings (deficit)                            (7,450,890)   (6,024,987)
    Accumulated other comprehensive income (loss)
        Cumulative translation adjustments                   (140,060)     (212,523)
                                                        -------------  ------------

TOTAL STOCKHOLDERS' EQUITY                                    428,261     1,195,349
                                                        -------------  ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $   4,048,904  $  7,922,364
                                                        =============  ============

   The accompanying notes are an integral part of these financial statements
                                       1.

      Consolidated Statements of Operations and Other Comprehensive Income
          For the Six and Three Months Ended December 31, 2001 and 2000
                                   (Unaudited)

                                        Three Months   Three Months    Six Months    Six Months
                                           Ended          Ended          Ended          Ended
                                        December 31,   December 31,   December 31,  December 31,
                                           2001           2000           2001           2000
                                       -------------  -------------  -------------  ------------
REVENUE
    Phone cards                        $        -     $   2,529,944  $       -      $  3,134,306
    Telephone services                        39,781        930,080        185,198     1,935,490
      Sales of equipment and systems          38,770        106,861        152,392       296,444
    Internet services                        110,900         47,135        184,220        88,917
    Directory management                     132,953         17,660        289,850        17,176
    Maintenance contracts                       -             4,847           -           16,537
                                       -------------  -------------  -------------  ------------
    TOTAL SALES                              322,404      3,636,527        811,660     5,488,870
                                       -------------  -------------  -------------  ------------

COST OF GOODS SOLD
    Cost of phone cards                         -         1,731,762           -        2,318,598
    Cost of telephone services                17,818        462,336        170,019     1,028,538
    Cost of equipment and systems sold        11,768         94,230        126,571       205,619
    Cost of internet services                 70,775         42,327        104,297        71,800
    Cost of directory management             105,253         17,274        253,464        18,417
                                       -------------  -------------  -------------  ------------
    TOTAL COST OF GOODS SOLD                 205,614      2,347,929       654, 351     3,642,972
                                       -------------  -------------  -------------  ------------

GROSS PROFIT                                 116,790      1,288,598        157,310     1,845,898
                                       -------------  -------------  -------------  ------------

SELLING & GENERAL EXPENSES
    Selling expense                            4,542         67,959          8,137       110,615
    General and administrative expense       529,024      1,487,366        975,998     2,672,564
    Amortization and depreciation            228,587        278,459        429,265       524,012
                                       -------------  -------------  -------------  ------------
    TOTAL SELLING & GENERAL EXPENSES         762,153      1,833,784      1,413,400     3,307,191
                                       -------------  -------------  -------------  ------------

        (LOSS) FROM OPERATIONS              (645,363)      (545,186)    (1,256,090)   (1,461,293)
                                       -------------  -------------  -------------  ------------

OTHER (INCOME) AND EXPENSES
    Other (income)                            (9,887)          (639)       (13,698)       (5,312)
    Other expenses:
         Loss on disposition of
           interest in Telemax
           Communications Inc.               204,482           -           190,588          -
         Bad debts                             4,057          9,864          5,569        18,548
         Interest expense                     49,125         26,669         54,195        42,882
                                       -------------  -------------  -------------  ------------
         Total other expenses                257,664         36,533        250,352        61,430
                                       -------------  -------------  -------------  ------------

    TOTAL OTHER (INCOME) AND EXPENSES        247,777         35,894        236,654        56,118

NET (LOSS) BEFORE INCOME TAXES AND
  MINORITY INTEREST IN EARNINGS OF
  CONSOLIDATED SUBSIDIARIES                 (893,140)      (581,080)    (1,492,744)   (1,517,411)

INCOME TAXES (RECOVERED)                        -              -              -             -
MINORITY INTEREST IN EARNINGS OF
     CONSOLIDATED SUBSIDIARIES                76,413        118,398         66,841        76,413
                                       -------------  -------------  -------------  ------------

NET (LOSS)                                  (969,553)      (699,478)    (1,425,903)   (1,593,824)
                                       -------------  -------------  -------------  ------------

 OTHER COMPREHENSIVE INCOME (LOSS)
    Foreign currency translation
      adjustments                          1,049,373        (20,781)        72,463        11,542
                                       -------------  -------------  -------------  ------------

     TOTAL OTHER COMPREHENSIVE INCOME      1,049,373        (20,781)        72,463        11,542
                                       -------------  -------------  -------------  ------------

           TOTAL COMPREHENSIVE (LOSS)  $      79,820  $    (720,259) $  (1,353,440) $ (1,582,282)
                                       =============  =============  =============  ============

Weighted average number of common
  shares outstanding
     Primary                              47,427,075     17,373,809     47,427,075    17,373,809
                                       =============  =============  =============  ============

     Fully diluted                        47,427,075     17,373,809     47,427,075    17,373,809
                                       =============  =============  =============  ============

Basic net (loss) per share
      Primary                          $        0.00  $       (0.04) $       (0.03) $      (0.09)
                                       =============  =============  =============  ============
      Fully diluted                    $        0.00  $       (0.04) $       (0.03) $      (0.09)
                                       =============  =============  =============  ============

   The accompanying notes are an integral part of these financial statements
                                       2.

                      Consolidated Statements of Cash Flows
           For the Six-Month Periods Ended December 31, 2001 and 2000
                                   (Unaudited)

                                                      December 31    December 31
                                                         2001           2000
                                                    --------------  -------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss)                                          $   (1,425,903) $  (1,593,824)
Adjustments to reconcile net (loss) to
  net cash used by operating activities:
    Imputed interest                                          -            16,323
    Consulting fees, salaries and other
      services for common stock                            102,488           -
    Depreciation and amortization expense                  429,265        539,990
    Changes in assets and liabilities:
        Decrease in short-term investments                 297,509           -
        (Increase) decrease in accounts receivable         751,206     (2,313,034)
        (Increase) in notes receivable                        -          (400,134)
        (Increase) in prepaid expenses                     268,805       (114,318)
        (Increase) in inventories                          47,868         (66,249)
        Increase (decrease) in accounts payable           (705,944)      1,889,510
        (Decrease) in accrued liabilities                  (65,595)         91,754
        (Decrease) in deferred revenue                    (125,821)           -
        (Decrease) increase in deferred income taxes           (13)           265
        Increase (decrease) in income taxes payable            134           (203)
        Current portion of leases payable                  (15,540)           -
        Current portion of long-term loans                 (68,795)           -
                                                    --------------  -------------

           NET CASH PROVIDED (USED) BY
              OPERATING ACTIVITIES                        (510,336)    (1,949,920)
                                                    --------------  -------------

CASH FLOWS FROM INVESTING ACTIVITIES
    (Acquisition) of property and equipment                232,525       (473,385)
    (Additions) to other intangible assets               2,296,242     (1,684,793)
                                                    --------------  -------------

           NET CASH (USED) BY INVESTING ACTIVITIES       2,528,767     (2,158,178)
                                                    --------------  -------------

CASH FLOWS FROM FINANCING ACTIVITIES
    (Repayment of) proceeds from bank loans               (274,518)       117,263
    (Repayment of) proceeds from leases payable            (26,307)        98,734
    (Repayment of) proceeds from notes payable          (1,005,542)       600,935
    (Repayment of) proceeds from long-term loans          (107,073)       652,755
    (Repayment of) notes payable to related parties           -           (57,542)
    Proceeds from common stock                              66,100      2,692,831
    Minority interest                                     (399,338)        77,548
                                                    --------------  -------------

           NET CASH PROVIDED BY FINANCING ACTIVITIES    (1,746,678)     4,182,524
                                                    --------------  -------------

EFFECT OF FOREIGN CURRENCY TRANSACTIONS ON CASH           (386,876)        (8,705)
                                                    --------------  -------------

INCREASE IN CASH AND CASH EQUIVALENTS                     (115,123)        65,721

CASH AND CASH EQUIVALENTS, beginning of period             115,123        275,823
                                                    --------------  -------------

CASH AND CASH EQUIVALENTS, end of period            $         -     $     341,544
                                                    ==============  =============

SUPPLEMENTAL DISCLOSURES
Interest paid                                       $       54,195  $      26,559
Income taxes paid                                   $         -     $        -

Schedule of non-cash investing and
  financing activities:
Purchase of net assets from Mondetta
  Telecommunications Inc.                           $               $   2,408,464

   The accompanying notes are an integral part of these financial statements
                                       3.

                             SYMPHONY TELECOM CORP.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.  BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B of the Securities
and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with Notes to
Consolidated Financial Statements contained in the Company's Annual Report on
Form 10-KSB for the year ended June 30, 2001. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended
December 31, 2001 are not necessarily indicative of the results that may be expected for the year ended June 30, 2002.

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

                                       4.

                             SYMPHONY TELECOM CORP.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

Comtel Communications Inc. has paid $166,277 on closing and a further payment of
$166,278 in October 2000. No other payments have been made, resulting in the company being in default on its promissory note. Effective October 31, 2001, the
Company's subsidiary company, Comtel Communications Inc. reached a settlement with minority shareholders of its subsidiary company Telemax Communications Inc, wherein they agreed to acquire Comtel Communications Inc.'s 61.5% controlling interest in Telemax Communications Inc. for a total sale price of $136,204, being paid by trade credit of $53,848 and a promissory note of $82,356 bearing no interest and maturing in two years. As a result, Telemax Communications Inc.
has been removed from these consolidated financial statements for the six months period ended December 31, 2001.

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
AT&T Canada Corp. has the position that it was not bound by the automatic stay pursuant to the said proceeding and in fact has indicated that it does not consider Mondetta Communications Corp. to owe it any money. All operations in
Mondetta Communications Corp. have ceased; after the voluntary liquidation has been completed the company will no longer be consolidated.

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

2.  GOING CONCERN AND MANAGEMENT PLAN

The Company has minimal capital resources presently available to meet obligations, which normally can be expected to be incurred by similar companies, has recurring operating losses, a working capital deficiency, and negative cash flows from operating activities. These factors raise substantial doubt about the
Company's ability to continue as a going concern. The Company will have to pursue other sources of capital, such as additional equity financing or debt financing. There is no assurance that the Company will be able to obtain such financing; however, the Company is continuing its efforts to raise funding to meets its operating requirements, and plans for immediate expansion. The financial statements do not include any adjustments that might result from the outcome of this going concern uncertainty. Management's plans over the next twelve-month period are to further develop its telecommunications pursuits in
North America, mainly through acquisitions that require substantial funding.
There is no assurance the Company will be able to obtain such financing.

                                       5.

                             SYMPHONY TELECOM CORP.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH AND CASH EQUIVALENTS For purposes of the statement of cash flows, cash and cash equivalents consist of money market funds and demand deposits in banks, purchased with a maturity of three months or less. The Company has no such items at December 31, 2001 and 2000.

SHORT-TERM INVESTMENTS At December 31, 2001 $5,462 is held by Mondetta
Communications Corp. in a Guaranteed Investment Certificate as security for its
VISA account.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS The Company estimates that the fair value of all financial instruments at December 31, 2001 does not differ materially from the aggregate carrying values of its financial instruments recorded in the balance sheet. The estimated fair value of amounts of receivables, accounts payable and accrued liabilities approximate fair value due to their short-term nature. Considerable judgement is necessarily required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

PROPERTY AND EQUIPMENT Computer equipment, office furniture, systems software and telephone equipment are stated at cost. Expenditures for normal maintenance and repairs are charged to expense as incurred. Depreciation is computed using reducing balance method based upon the estimated useful lives of the related assets. Depreciation expense was $55,775 for the six-month period ended December
31, 2001 and $56,595 for the six-month period ended December 31, 2000.

                              Estimated                  Rate and
         Asset Class             Lives                    Method
    ---------------------    ------------     --------------------------------
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

The details of property and equipment are as follows:
                                                               Net            Net
                                            Accumulated    December 31    December 31
                                 Cost      Depreciation       2001           2000
                             -----------   ------------   ------------   ------------
    Automobile               $     9,032   $     (5,615)  $      3,417   $      7,020
    Computer Equipment           267,701       (129,775)       137,926        240,586
    Computer Software            113,006        (98,832)        14,174         16,612
    Leasehold Improvements        81,029        (15,395)        65,634         74,486

    Office Furniture             186,604        (50,645)       135,959        200,006
    Telephone Equipment           86,598        (44,112)        42,486         85,565
                             -----------   ------------   ------------   ------------
                             $   743,970   $   (344,374)  $    399,596   $    624,275
                             ===========   ============   ============   ============

                                       6.

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
Management America Dot Com, Symphony Networks Inc. and Symphony Telecom
International, Inc., a Delaware corporation, and its subsidiaries Comtel
Communications Inc. and subsidiaries of Comtel Communications Inc.,
Communication Solutions Group Ltd., Mondetta Communications Corp., and Canadian
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

MINORITY INTEREST At December 31, 2001 the amount for minority interest represents a 57.60% interest in the subsidiary 9041-6868 Quebec Inc., a company incorporated under the laws of the province of Quebec, Canada on September 26,
1996; and a 25% interest in the subsidiary, Canadian Inter-Continental
Communications of Ecuador SA, a company incorporated under the laws of Ecuador on November 23, 1998. At December 31, 2000 the amount for minority interest represents 38.5% interest in subsidiary, Telemax Communications Inc.; 49%
interest in 9041-6868 Quebec Inc.; 25% interest in subsidiary, Canadian
Inter-Continental Communications of Ecuador SA; and 12% interest in Comtel
Communications Inc. The minority interest in net loss of subsidiaries has been credited to income and charged to minority interest.

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

6.  BANK LOANS

Bank loans comprise the following:
         Line of credit          $ 56,504
         Line of credit            15,696
         Line of credit            15,696
                                 ---------
                                 $ 87,896
                                 =========

The Company's subsidiary company Linkdata Communications London Ontario Inc. has a line of credit of up to $62,783 with interest at the bank's prime plus 0.50%, secured by a general security agreement over the company's assets, of which it has drawn down $56,504 at December 31, 2001.

                                       7.

                             SYMPHONY TELECOM CORP.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

The Company's subsidiary company Comtel Communications Inc. has a line of credit of $15,696 with interest at the bank's prime rate plus 2.0%, of which it has drawn down in full at December 31, 2001. The credit facility is secured by a general security agreement, and a corporate guarantee from its subsidiary company, Mondetta Communications Corp., supported by a first ranking general assignment of its book debts.

The Company's subsidiary company 9041-6868 Quebec Inc. has a line of credit of up to $78,479 with interest at the bank's prime plus 2.50%, secured by a director's principal residence up to $53,365, and a general security agreement over the company's assets, of which it has drawn down $15,696 at December 31,
2001.

7.  NOTES PAYABLE AND PROMISSORY NOTE

Notes and promissory notes comprise the following:
                                                     December 31,    December 31,
                                                         2001            2000
                                                     ------------    -----------

    Officers and directors of subsidiary companies   $     12,728    $   716,881
    Balance payable on acquisition of
       Linkdata Communications London Ontario Inc.           -            33,344
    Promissory note to AT& T Canada Corp.                 631,940        671,255
                                                     ------------    -----------
                                                     $    644,668    $ 1,421,480
                                                     ============    ===========

Notes due to officers and directors of subsidiary companies are non-interest bearing, unsecured and due upon demand. The balance payable on the acquisition of Linkdata Communications London Ontario Inc. is non-interest bearing, secured by term deposits at bank, and due on June 28, 2001. A promissory note of
$931,940 was made by Mondetta Telecommunications Inc. on May 19, 2000 to AT&T
Canada Corp. This note was assumed by Comtel Communications Inc. on the assets purchase from Mondetta Telecommunications Inc. July 1, 2000, and transferred to
Mondetta Communications Corp. on October 1, 2000. The promissory note payable to
AT&T Canada Corp. was rewritten at $637,657 on January 15, 2001 by Comtel
Communications Inc. secured by receivables of Mondetta Communications Corp., on
March 9, 2001, bearing interest at 8.5%, and payable in twelve equal monthly instalments of $57,578 including interest. As the promissory note has become in arrears, AT&T Canada Corp. has made a demand for payment in full, which neither
Mondetta Communications Corp. nor Comtel Communications Inc. are able to pay.

8.  LONG-TERM DEBT

Long-term debt is summarized as follows:
                                                     December 31,    December 31,
                                                         2001           2000
                                                     ------------  -------------

    Convertible Notes payable to Laurus Master Fund  $    485,689  $       -
    Less: current portion                                    -             -
                                                     ------------  -------------
                                                     $    485,689  $       -
                                                     ============  =============

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

9.  COMMITMENTS

On October 15, 2000 the Company moved its head office to Brampton, Ontario,
Canada and has entered into a five-year lease on 20,000 square foot building, prepaying one year's rent of $82,931. The Company's total rent and lease expense was $108,718 for the six-month period ended December 31, 2001 and $87,208 for the six-month period ended December 31, 2000. The Company has leased premises, equipment and automobiles, which have been accounted for as operating leases.
Lease payments required over the next five years are as follows:

                  Year     Operating       Capitalized
                  ----     ---------       -----------
                  2002     $152,138         $ 18,338
                  2003     $141,914         $ 16,021
                  2004     $130,879         $ 14,431
                  2005     $132,359         $   -
                  2006     $ 32,785         $   -

10. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill represents the excess of the purchase price over the fair value of acquired businesses and, with other intangible assets, is being amortized on straight-line basis. The life of goodwill arising on acquisitions, and the life of other intangible assets is estimated to have lives of five years.
Amortization expense was $373,490 for the six-month period ended December 31,
2001 and $467,417 for the six-month period ended December 31, 2000.

                                       8.

                             SYMPHONY TELECOM CORP.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

10. GOODWILL AND OTHER INTANGIBLE ASSETS (continued)

The details of goodwill and other intangible assets are as follows:
                                                  Net            Net
                                Accumulated   December 31,   December 31,
                    Cost       Amortization       2001           2000
                ------------   ------------   ------------   ------------

    Goodwill    $  3,830,678   $  1,206,876   $  2,623,802   $  4,351,098
                ============   ============   ============   ============

11. EMPLOYEE/CONSULTANTCOMMON STOCK PLAN 2001

Effective September 19, 2001 the Board of Directors approved the
Employee/Consultant Stock Plan 2001, wherein 6,000,000 shares of the common stock of the Company may be issued directly or upon exercise of options, with terms set by management, to employees or consultants for compensation and/or services. The class of securities to be offered is registered under Section 12 of the Exchange Act. No shares or options under the plan were issued at December
31, 2001.

12. FOREIGN ASSETS, REVENUES AND CONSOLIDATED FOREIGN ENTITIES

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

13. CONTINGENT LIABILITIES

On July 23, 2001 a former employee of Comtel Communications Inc. issued a claim against Symphony Telecom Corp. for unpaid wages in amount of $60,817. Management believes that the claim will be dismissed against Symphony Telecom Corp. in its entirety. Mediation efforts failed in October 2001, and a counterclaim will be issued against the employee. Management believes that no further liability will be assessed against the Company.

14. RELATED PARTY TRANSACTIONS

Related party transactions at December 31, 2001 and 2000 comprised advances by directors to subsidiary companies as stated in Note 7, and advances by directors to the Company were converted into common stock in October 2001. The three directors were issued 10,000 common shares each, on account of director's fees in lieu of cash payment. There were no other material related party transactions.

15. SUBSEQUENT EVENTS

Mondetta Communications Corp. a wholly owned subsidiary of Comtel Communications
Inc. filed a Notice of Intention to Make a Proposal on July 19, 2001. This was
precipitated by a demand by AT&T Canada Corp. for immediate payment in full of a promissory note dated January 15, 2001 in amount of $664,824.The Notice named
AT&T Canada Corp. and Comtel Communications Inc. as two principal creditors. As
AT&T Canada Corp. has the position that it was not bound by the automatic stay pursuant to the said proceeding and in fact has indicated that it does not consider Mondetta Communications Corp. to owe it any money. At December 31, 2001 the company, which is inactive, is still being wound up.

                                       9.

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

RESULTS OF OPERATIONS - SECOND QUARTER AND FIRST HALF OF FISCAL YEAR ENDING JUNE
30, 2002 COMPARED TO SECOND QUARTER AND FIRST HALF OF FISCAL YEAR ENDED JUNE 30,
2001.

Management continues to take steps to achieve profitable operations; many of these actions, by eliminating unprofitable operations, will result in a short-term reduction in gross revenue for the corporation.

The company's overall revenue performance in fiscal second quarter 2002, at
$322.404, shows a decrease of 91% over the three months ended December 30,2000.
This decrease was essentially the result of our divestiture of Telemax
Communications Inc. the corporation's pre-paid phone card business. The Company divested itself of all interest in Telemax in a settlement with the Telemax minority shareholders in November 2001 after reporting a net loss in the pre-paid phone card business of $645 thousand on sales of $7.7 million for the fiscal year ending June 30 2001. The Company has announced it's new pre-paid phone card program that it will operate through majority-owned subsidiary, Sound
Tel Inc. The program is expected to quickly exceed the business which the
Corporation has been reporting through the operations of Telemax.

Sales of $811,660 for the six months ended December 31, 2001 reflect a restatement of the first quarter revenues to remove $3.134 million in phone card revenue previously reported in the first quarter of his fiscal year. The six-month sales results are down 85% from the previous year reflecting the restatement of phone card revenue as well as a 90% revenue reduction in telephone service segment.

Results within the Telephone Services category continue to show a substantial year-over year decline. This decrease reflects the effects of significant cost-cutting measures and in-year attrition in our customer base due to several factors: a dispute with our principal carrier, AT&T Canada resulted in a denial of service by the carrier which caused us to move traffic onto more expensive routes and disrupted service to many of our customers; increased competition in our industry resulting in lower rates to several international destinations, in some cases by more than 50%; the failure of many of our competitors resulted in a number of our business customers, afraid of loosing their basic service, migrating to the incumbent local exchange carrier; and a general slowdown in the economy. However, the win-back and new sales program in place has shown early signs of success.

For the voice and data systems business units the company is reporting a decrease in revenue of 64% for the second quarter and 49% for the first six months, compared to the previous year. Management attributes this year over year decline to a general weakening of the economy as well as a reduction in personnel as a result of cost reduction and downsizing.

Internet services sales show a year-over-year gain for the second quarter and first half of the year of 135% and 107% respectively.

Revenue from directory management activities were up in the quarter and first half of the year by 653% and 1587%, as this business unit continues its start-up growth phase.

The company is reporting an overall gross margin for the second quarter and first half of fiscal year ending June 30, 2002 of 36% and 19% respectively. This compares to FY2001 gross margin results of 35% and 33%.

In the Telephone Services operating segment, the company achieved a gross margin of 55% in the second quarter of fiscal year ending 2002 compared to 50% in the comparable quarter last year. The gross margin in this segment of our business has typically been in the 40%+ range.

Margins on equipment and systems at 70% for the second quarter and 14% for the first half reflect the result of restructuring and downsizing as the company strives to reduce cost. The comparable gross margin in this business the previous year was 12% and 31%. Margins in this business vary widely depending on the mix of voice and data product sold and installed.

Gross Margin in the directory management category at 21% for the quarter and
12.6% for the first six months, compared to 2% and minus 7% for the previous year, reflects continuing improvement in the gross margin of this segment as the business matures.

The company continued to take steps to reduce its Selling, General and
Administrative expenses in fiscal 2Q 2002, resulting in a 64% reduction in this area quarter over quarter. With the inclusion of amortization and depreciation total selling and general expenses, at $762 thousand show a substantial reduction compared to the corresponding quarter last year when total selling and general expenses were $1.8 million. Results for the first half of fiscal 2002 compared with fiscal 2001 show a decrease in SG&A expenses of 57%.

Loss from operations at $645 thousand, or 200% of sales for the current quarter compares to a loss of $545 thousand, or 15% of sales for this quarter of the previous year. Operating losses, were a result of the divestiture of the Telemax operation; other business segment revenue losses and noted above and infrastructure downsizing, particularly in sales executives and customer engineers. Due to the current weakness in the economy our staff build up did not translate into the anticipated volume of business and management have taken steps to significantly reduce these costs. The company did not achieve its targeted sales and is delayed in its current business plan but continues to strive for positive cash flow before the end of the fiscal year 2002. Management are continuing to take steps to achieve profitable operations, many of these actions, by eliminating unprofitable operations will result in a short-term reduction in gross revenue for the corporation.

FINANCIAL CONDITION

The Company has been substantially dependent on the proceeds of various offerings of its securities to fund its operating expenses. Management believes that by relying upon anticipated cash flow from business operations, private placement offerings of shares, and some commercial borrowing, it will meet its current commitments and requirements for the balance of the year. Management believes that the ability of the Company to achieve substantial profitability in the short term is conditional primarily upon the successful operation of its business units and their future operating results.

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

OUTLOOK

We have seen a rapid and increasingly severe downturn in the economy, which has affected growth in demand for our products and services. We expect the economic downturn to continue well into the fourth quarter of fiscal 2002, there can be no certainty as to the degree of the severity or duration of this downturn. We also cannot predict the extent and timing, if any, of the impact of the economic downturn on the North American economy. However, with the substantial growth of the Internet and the increased volume of data network traffic, we are focusing on the expected high growth areas of demand for packet networking for voice, data and convergent services.

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

The Company continues to position itself to take advantage of the opportunities for change in the telecommunications marketplace by quickly implementing market solutions using a new generation of equipment and technology. Much of our strategy originally hinged on the deployment of next generation technology from leading suppliers in the industry. We have curtailed our network development plans particularly those related to previously announced purchase agreements.
The company, in an effort to achieve profitability in the short term, has restructured to focus on its strengths in the various telecom segments.

In our restructuring of Symphony Telecom's operations we determined that we needed to take a more hands on approach to the pre-paid phone card business in order to achieve short-term profitability. The Corporation divested itself of all interest in Telemax in a settlement with its minority shareholders in
November 2001. and has announced the launch of a new pre-paid phone card program which it will operate through its Sound Tel Inc. subsidiary. Through SoundTel we expect to maintain our market position while achieving profitability and positive cash flow. This program is expected to quickly exceed the business which the Corporation has previously been reporting through the operations of
Telemax

Sound Tel Inc., a recently formed Ontario corporation has, in its first few weeks of operation, booked approximately $100 thousand in sales. The company is on schedule to achieve $2.4 million in sales in its first year of operation. The company has a strong network of key distribution channels and is working to develop innovative distribution opportunities through affinity programs.

We intend to continue to compete for current and future market opportunities by using our existing portfolio of network solutions and services, by refining and deploying the available technology to meet the specific service demands of our target markets; and by acquiring or aligning with companies that have new, attractive product offerings and technologies. Our ability to develop or acquire technologies, products and services to fulfill the changing needs of our customers and address new market opportunities is critical to our future success. To cost-effectively deploy services we have recognised the need to have a level of proprietary technology and have been working to that end. The Company recently announced that it has completed a deal to acquire 100% of Netsoft
Canada Inc, a software development house focused on the development of leading edge VoIP technology and applications for the global telecommunications marketplace. Netsoft Canada Inc. is affiliated with, holds a 25% stake in, and an option to acquire a controlling interest in, Netsoft India Ltd., which has been in business for over four years as a leading software development house and
Internet Service Provider headquartered in New Delhi, India.

Netsoft has been a partner in Symphony's development plans for some time. We have been working together to produce a breakthrough in voice over IP solutions.
This acquisition offers us the ability to develop leading edge software solutions at very competitive costs. We are very pleased to be able to bring this technology and expertise in-house and feel this acquisition brings us a significant leap forward in our converged IP based strategy. Netsoft is a unique innovative technology company with the technology to provide unprecedented low cost solutions to the global VoIP marketplace.

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

                           PART II-- OTHER INFORMATION

Item 1. Legal Proceedings.

Legal Proceedings against Comtel Communications Inc. and Communications
Solutions Group Ltd. and Mondetta Communications Corp., subsidiaries of Symphony
Telecom Corp. Telemax Communications Inc. and its shareholders excluding Comtel
Communications Inc. commenced an action in June of 2001 in the Ontario Superior
Court of Justice against a subsidiary of the Corporation, Comtel Communications
Inc., for a declaration that the July 31, 2000 issuance of Telemax shares is void due to non payment, for rescission of the Telemax share purchase agreements, for the return of the share certificates of Telemax held by Symphony
Telecom Inc. and for misrepresentation damages for $12,670.200. This litigation has been settled effective as of November 7, 2001. A formal order dismissing the action on consent and without costs was issued in Ontario Superior Court on
January 8, 2002.

Item 2. Changes in Securities.

     During the current quarter, we effected the following transactions in reliance upon exemptions from registration under the Securities Act, as amended.
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

On October 17, 2001 we issued 1,900,088 restricted shares to Gilles Trahan and
1,901,000 restricted shares to Daniel Cullen pursuant to a 4(2) private placement.

On November 6, 2001, in a private placement pursuant to Section 4(2) of the
Securities Act, we issued 100,000 restricted securities to Mario Giangioppo in satisfaction of consulting services rendered.

On November 6, 2001 the Company issued 4,300,000 shares each to Gilles A. Trahan and Daniel Cullen under an agreement to indemnify them from the loss of their shareholding which had been pledged to The Laurus Group as security for a
$750,000 funding under a convertible debenture issued in March, 2001. In a consent agreement Laurus accepted the default shares as consideration for the monies advanced.

Item 4. Submission of Matters to a Vote of Security Holders.

There were no matters put to a vote of Security Holders in the three months ended December, 2001.

Item 5. Other Information.

On January 4, 2002, the Company's Board of Directors elected Syed Ali to fill one of the two vacant positions in the Board of Directors and subsequently accepted the resignation of Ross Campbell as a member of the Company's Board of
Directors, and the resignation of Daniel G. Cullen as the Company's President and as a member of the Board of Directors. Both Directors resigned for personal reasons, there having been no disagreement on any matter relating to the
Company's operations, policies or practices. Both Directors have agreed to continue as advisors to the board. Mr. Cullen will continue to provide assistance to the company primarily in a technical capacity.

At the same meeting the Board of Directors unanimously appointed Gilles A.
Trahan President, Treasurer, and Chief Executive Officer of the Company.

Mr. Ali has, for the last several years, been an entrepreneur with interests in several businesses in Canada, India, the Middle East and Africa. He has held interests in telecommunications ventures in Saudi Arabia and India, Mr Ali has a
20 year background in the precious metals industry, having served as precious metals (gold) controller for Leach and Garner for eight years and as president of Riviera Metals for more than a decade. Mr Ali holds a degree in Mechanical
Engineering.

Item 6. Exhibits and Reports on Form 8-K

On December 24, 2001 the Company filed, on form 8-K, a notice of changes in
Registrant's Certifying Accountant, which is included by reference.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           SYMPHONY TELECOM CORP
                                              (Registrant)

Date: February 20, 2001                    /s/ Gilles A. Trahan
                                               Gilles A. Trahan, CEO

