Form 10QSB
period 2002-03-31
SYMPHONY TELECOM CORP
filed 2002-05-24
CIK 701304

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

  [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

                 For the quarterly period ended March 31, 2002.

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

 State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Shares outstanding as of
                              May _____, 2002: _______________.

    Transitional Small Business Disclosure Format (Check one): Yes [ ] No [x]

                                       1

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

                             SYMPHONY TELECOM CORP.

                              FINANCIAL STATEMENTS

                             MARCH 31, 2002 and 2001

                                   (Unaudited)

                             SYMPHONY TELECOM CORP.
                                AND SUBSIDIARIES
                             MARCH 31, 2002 and 2001
                                   (Unaudited)

                                    CONTENTS

                                      Page
FINANCIAL STATEMENTS
    Consolidated Balance Sheets                                                1
    Consolidated Statements of Operations and Other Comprehensive Income       2
    Consolidated Statements of Cash Flows                                      3
    Notes to Financial Statements                                          4 - 9

                             SYMPHONY TELECOM CORP.
                                AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                                                                      March 31           June 30
                                                                                        2002              2001
                                                                                        ----              ----
ASSETS

CURRENT ASSETS
    Cash and cash equivalents                                                   $            -    $       115,123
    Short-term investments, securing letters of credit                                 5,462
    302,971
    Accounts receivable, net of allowance for doubtful
        accounts of $23,516 and $178,014                                               699,284           1,410,436
    Note receivable                                                                    200,                200,000
    Finished Goods Inventory                                                           109,225             157,094
    Income taxes recoverable                                                                 -                  64
    Prepaid expenses                                                                    11,535             280,339
                                                                                --------------    ----------------

TOTAL CURRENT ASSETS                                                                 1,025,506           2,466,027
                                                                                --------------     ---------------

PROPERTY AND EQUIPMENT
    Automobiles, computer equipment and office furniture                               544,366             711,791
    Computer software                                                                  113,006             137,760
    Telephone equipment                                                                 86,598             126,944
                                                                                --------------    ----------------
                                                                                       743,970             976,495
    Less: accumulated depreciation                                                   (344,374)            (379,170)
                                                                                --------------    ----------------

TOTAL PROPERTY AND EQUIPMENT                                                           399,596             597,325
                                                                                --------------    ----------------

OTHER ASSETS
    Goodwill, net                                                                    2,623,802           4,859,012
                                                                                --------------     ---------------

TOTAL OTHER ASSETS                                                                   2,623,802           4,859,012
                                                                                --------------     ---------------

TOTAL ASSETS                                                                    $    4,048,904      $    7,922,364
                                                                                ==============      ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Bank loans                                                                  $       87,896    $        362,414
    Accounts payable                                                                 1,616,369           2,322,315
    Accrued liabilities                                                                631,682             697,277
    Notes payable                                                                      644,668           1,650,210
    Deferred revenue                                                                         -             125,821
    Income taxes payable                                                                    71
                         -
    Current portion of leases payable                                                   16,021              31,561
    Current portion of long-term loans                                                       -              68,795
                                                                                --------------    -----------------

TOTAL CURRENT LIABILITIES                                                            2,996,707           5,258,393
                                                                                --------------    ---------------

OTHER LIABILITIES
    Deferred income taxes                                                                  249
    262
    Leases payable                                                                      22,441              48,748
    Long-term loans                                                                    485,689             860,092
    Notes payable to related parties                                                         -              44,625
                                                                                --------------    ----------------

TOTAL OTHER LIABILITIES                                                                508,379             953,727
                                                                                --------------    ----------------

TOTAL CURRENT AND OTHER LIABILITIES                                                  3,505,086           6,212,120

MINORITY INTEREST                                                                      115,557             514,895

STOCKHOLDERS' EQUITY
    Common stock: $0.0001 par value, 100,000,000 shares authorized;
        47,427,075 and 29,355,830 shares  issued and outstanding                         4,743               2,935
    Preferred stock: $0.0001 par value, 100,000,000 shares authorized; none issued
    Additional paid-in capital                                                       7,982,994           7,398,450
    Contributed capital                                                                 31,474              31,474
    Retained earnings (deficit)                                                     (7,450,890)         (6,024,987)
    Accumulated other comprehensive income (loss)
        Cumulative translation adjustments                                            (140,060)            (212,523)
                                                                                 ----------------------------------

TOTAL STOCKHOLDERS' EQUITY                                                              428,261          1,195,349
                                                                                ---------------    ---------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $     4,048,904     $    7,922,364
                                                                                ================    ==============
   The accompanying notes are an integral part of these financial statements

      Consolidated Statements of Operations and Other Comprehensive Income
           For the Nine and Three Months Ended March 31, 2002 and 2001
                                   (Unaudited)

                                                            Three Months      Three Months     Nine Months      Nine Months
                                                                Ended             Ended            Ended             Ended
                                                              March 31,          March 31,       March 31,          March 31,
                                                                2002              2001             2002              2001
                                                                ----              ----             ----              ----
REVENUE
    Phone cards                                      $                -       $2,488,452        $3,099,195       $5,525,226
    Telephone services                                           39,781          770,305           234,520        2,670,508
      Sales of equipment and systems                             38,770          227,042           173,033          514,532
    Internet services                                           110,900           43,398           261,118          130,433
    Directory management                                        132,953           83,759           538,984           98,118
    Maintenance contracts                                             -            5,794                   -         22,056
                                                     ------------------   -------------- -------------------  -------------
    TOTAL SALES                                                 322,404        3,618,750         4,306,850        8,960,874
                                                           ------------      -----------     -------------      -----------

COST OF GOODS SOLD
    Cost of phone cards                                               -        3,297,599         2,588,935        5,484,326
    Cost of telephone services                                   17,818          524,050           207,986        1,546,065
    Cost of equipment and systems sold                           11,768          131,862           111,110          337,025
    Cost of internet services                                    70,775           45,122          171,5445          115,075
    Cost of directory management                                105,253           73,618           451,855           89,542
                                                           ------------    -------------     -------------    -------------
    TOTAL COST OF GOODS SOLD                                    205,614        4,072,251         3,531,430        7,572,033
                                                           ------------      -----------      ------------      -----------

GROSS PROFIT                                                    116,790        (453,501)           775,420        1,388,841
                                                           ------------      -----------     -------------      -----------

SELLING & GENERAL EXPENSES
    Selling expense                                               4,542           17,251            18,905          123,163
    General and administrative expense                          529,024        1,542,009         1,457,977        4,229,767
    Amortization and depreciation                               228,587          292,282           415,099          801,167
                                                          -------------     ------------     -------------     ------------
    TOTAL SELLING & GENERAL EXPENSES                        762,153        1,851,542         1,891,981        5,154,096
                                                          -------------      -----------      ------------     -----------

        (LOSS) FROM OPERATIONS                                (645,363)      (2,305,043)         (480,670)      (3,765,255)
                                                          ------------     ------------         ----------     -----------

OTHER (INCOME) AND EXPENSES
    Other (income)                                              (9,887)                -                 -          (2,802)
    Other expenses:
         Loss on disposition of interest in subsidiaries        204,482                -           590,588                -
         Bad debts                                                4,057            6,423             3,840           28,160
         Interest expense                                        49,125            6,486            67,681           47,351
                                                         --------------   --------------    --------------    -------------
         Total other expenses                                   257,664           12,909           662,109           75,511
                                                         --------------    -------------     -------------    -------------

    TOTAL OTHER (INCOME) AND EXPENSES                           247,777           12,909           662,109           72,709

NET (LOSS) BEFORE  INCOME TAXES AND MINORITY
      INTEREST IN EARNINGS OF CONSOLIDATED
      SUBSIDIARIES                                            (893,140)      (2,317,952)         (1,142,779)      (3,837,964)

INCOME TAXES (RECOVERED)                                              -            -                     -                -
MINORITY INTEREST IN EARNINGS OF
     CONSOLIDATED SUBSIDIARIES                                   76,413       (436,662)           (77,180)        (346,865)
                                                         --------------  --------------  ---------------------------------

NET (LOSS)                                                    (969,553)      (1,881,290)       (1,065,599)      (3,491,099)
                                                           -----------    -------------      -------------    -------------

 OTHER COMPREHENSIVE INCOME (LOSS)
    Foreign currency translation adjustments                  1,049,373        (125,029)            72,463        (113,487)
                                                           ------------   -------------    --------------------------------

     TOTAL OTHER COMPREHENSIVE INCOME                         1,049,373         (125,029)           72,463         (113,487)
                                                           -----------------------------   --------------- -----------------

           TOTAL COMPREHENSIVE (LOSS)                     $      79,820    $ (2,006,319)        $(993,136)    $ (3,604,586)
                                                          =============    ============         ==========    =============

Weighted average number of common shares outstanding
     Primary                                                 47,427,075       17,527,709        47,427,075       17,527,709
                                                             ==========       ==========        ==========       ==========

     Fully diluted                                           47,427,075       20,503,039        47,427,075       20,503,039
                                                             ==========       ==========        ==========       ==========

Basic net (loss) per share
      Primary                                              $       0.00       $   (0.11)       $    (0.02)     $     (0.21)
                                                           ============       ==========       ===========     ============
      Fully diluted                                        $       0.00          $ (0.10)      $    (0.02)     $     (0.18)
                                                           ============       ==========       ===========      ============

 The accompanying notes are an integral part of these financial statements

                                       2

                      Consolidated Statements of Cash Flows
            For the Nine-Month Periods Ended March 31, 2002 and 2001
                                   (Unaudited)
                                                                                       March 31          March 31
                                                                                          2002             2001
                                                                                          ----             ----

CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss)                                                                           $   (1,065,599)  $   (3,491,099)
Adjustments to reconcile net (loss) to net cash used
    by operating activities:
    Imputed interest                                                                             -            18,513
    Consulting fees, salaries and other services for common stock                           102,488          137,917
    Depreciation and amortization expense                                                   429,265          801,167
    Changes in assets and liabilities:
           Decrease in short-term investments                                               297,509                -
        (Increase) decrease in accounts receivable                                          751,206       (1,606,048)
        (Increase) in notes receivable                                                            -         (385,184)
        (Increase) in prepaid expenses                                                      268,805
        (170,470)
        (Increase) in inventories                                                            47,868          (65,445)
        Increase (decrease) in accounts payable                                            (705,944)       2,452,887
        (Decrease) in accrued liabilities                                                   (65,595)         (35,484)
        (Decrease) in deferred revenue                                                     (125,821)               -
        (Decrease) increase in deferred income taxes                                            (13)             252
        Increase (decrease) in income taxes payable                                             134             (264)
        Current portion of leases payable                                                   (15,540)               -
        Current portion of long-term loans                                                  (68,795)               -
                                                                                     -----------------    ------------------

           NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                                (510,336)      (2,343,258)
                                                                                        -------------     -------------

CASH FLOWS FROM INVESTING ACTIVITIES
    (Acquisition) of property and equipment                                                  232,525        (494,344)
    (Additions) to other intangible assets                                                 2,296,242      (1,447,210)
                                                                                     --------------   ---------------

           NET CASH (USED) BY INVESTING ACTIVITIES                                        2,528,767       (1,941,554)
                                                                                     --------------   ---------------

CASH FLOWS FROM FINANCING ACTIVITIES
    (Repayment of) proceeds from bank loans                                                (274,518)         189,479
    (Repayment of) proceeds from leases payable                                             (26,307)          86,916
    (Repayment of) proceeds from notes payable                                           (1,005,542)       1,902,410
    (Repayment of) proceeds from long-term loans                                           (107,073)              -
    (Repayment of) notes payable to related parties                                             -
    (53,955)
    Proceeds from common stock                                                               66,100        2,688,341
    Minority interest                                                                      (399,338)        (336,413)
                                                                                     ----------------  -----------------

           NET CASH PROVIDED BY FINANCING ACTIVITIES                                     (1,746,678)       4,476,778
                                                                                     ----------------  --------------

EFFECT OF FOREIGN CURRENCY TRANSACTIONS ON CASH                                            (386,876)        (171,407)
                                                                                      ----------------      --------

INCREASE IN CASH AND CASH EQUIVALENTS                                                      (115,123)          20,559

CASH AND CASH EQUIVALENTS, beginning of period                                              115,123          275,823
                                                                                     --------------   -----------------

CASH AND CASH EQUIVALENTS, end of period                                             $            -   $      296,382
                                                                                     ==============   =====================

SUPPLEMENTAL DISCLOSURES
Interest paid                                                                        $       67,681   $       26,559
Income taxes paid                                                                    $           -    $           -
Schedule of non-cash investing and financing activities:
Purchase of net assets from Mondetta Telecommunications Inc.                         $                $    2,408,464

   The accompanying notes are an integral part of these financial statements

                                       3

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

The net purchase price of  $2,408,464 was allocated as follows:

         Fair value of net assets (liabilities)              $(786,956)
         Goodwill                                             $  3,195,420

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

d a Notice of Intention to Make a Proposal on July 19, 2001. This was
precipitated by a demand by AT&T Canada Corp. for immediate payment in full of a promissory note dated January 15, 2001 in amount of $664,824.The Notice named AT&T Canada Corp. and Comtel Communications Inc. as two principal creditors. AT&T Canada Corp. has the position that it was not bound by the automatic stay pursuant to the said proceeding and in fact has indicated that it does not consider Mondetta Communications Corp. to owe it any money. All operations in Mondetta Communications Corp. have ceased; after the voluntary liquidation has been completed the company will no longer be consolidated.

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
2000.

                                                     Estimated                  Rate and
                  Asset Class                            Lives                   Method
                  -----------                        -------------               ------
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

The details of property and equipment are as follows:
                                                                                        Net              Net
                                                                 Accumulated          March 31        March 31
                                                 Cost            Depreciation           2002             2001
                                            --------------       ------------           ----             ----
         Automobile                         $        9,032    $      (5,615)    $       3,417    $        7,020
         Computer Equipment                        267,701         (129,775)          137,926           240,586
         Computer Software                         113,006          (98,832)           14,174            16,612
         Leasehold Improvements                     81,029          (15,395)           65,634            74,486
         Office Furniture                          186,604          (50,645)          135,959           200,006
         Telephone Equipment                        86,598          (44,112)           42,486            85,565
                                            --------------    --------------    --------------   --------------
                                            $      743,970     $   (344,374)       $  399,596    $      624,275
                                            ===================================================================

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
                                                     ========

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
2001.

7.  NOTES PAYABLE AND PROMISSORY NOTE

Notes and promissory notes comprise the following:
                                                                  March 31,            March 31,
                                                                    2002                  2001
                                                                    ----                  ----

         Officers and directors of subsidiary companies        $     12,728            $   716,881
         Balance payable on acquisition of
              Linkdata Communications London Ontario Inc.                 -                 33,344
         Promissory note to AT& T Canada Corp.                      631,940                671,255
                                                                ------------           -----------
                                                                $   644,668             $1,421,480
                                                                ===========             ==========

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

8.  LONG-TERM DEBT

Long-term debt is summarized as follows:
                                                                   March 31,            March 31,
                                                                      2002                 2001
                                                                      ----                  ----

         Convertible Notes payable to Laurus Master Fund             $485,689        $       -
         Less: current portion                                              -                -
                                                                  --------------         ----------

                                                                     $485,689         $      -
                                                                     ========         ================

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
Lease payments required over the next five years are as follows:

                  Year     Operating          Capitalized
                  ----     -----------------  -----------
                  2002     $152,138           $18,338
                  2003     $141,914           $16,021
                  2004     $130,879           $14,431
                  2005     $132,359           $     -
                  2006     $ 32,785           $     -

10. GOODWILL AND OTHER INTANGIBLE ASSETS

     Goodwill represents the excess of the purchase price over the fair value of acquired businesses and, with other intangible assets, is being amortized on straight-line basis. The life of goodwill arising on acquisitions, and the life of other intangible assets is estimated to have lives of five years.
Amortization expense was $373,490 for the nine-month period ended March 31, 2002 and $467,417 for the nine-month period ended March 31, 2001.

                                       8.

                             SYMPHONY TELECOM CORP.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

10. GOODWILL AND OTHER INTANGIBLE ASSETS (continued)

The details of goodwill and other intangible assets are as follows:
                                                                               Net              Net
                                                         Accumulated        March 31,        March 31,
                                          Cost          Amortization          2002             2001
                                     --------------     ------------          ----             ----

         Goodwill                    $    3,830,678    $    1,206,876   $    2,623,802    $    4,351,098
                                     ==============    ==============   ===============   ==============

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

                           PART II- OTHER INFORMATION

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

In January through March, 2002, the following issuuances occured:

 Item 3.

Item 4. Submission of Matters to a Vote of Security Holders.

There were no matters put to a vote of Security Holders in the three months ended March 31, 2002.

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

None.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           SYMPHONY TELECOM CORP
                                              (Registrant)

Date: May 24, 2002                   /s/ Gilles A. Trahan
                                         Gilles A. Trahan, CEO