Form 10QSB/A
period 2001-03-31
SYMPHONY TELECOM CORP
filed 2002-06-20
CIK 701304

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB/A

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

                             SYMPHONY TELECOM CORP.
                                AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                                                                   March 31           June 30
                                                                                     2002              2001
                                                                                     ----              ----
                                                                                  (Unaudited)
ASSETS

CURRENT ASSETS
    Cash and cash equivalents                                                   $           -    $       115,123
    Short-term investments, securing letters of credit                                      -            302,971
    Accounts receivable, net of allowance for doubtful
        accounts of $23,516 and $178,014                                               573,768         1,410,436
    Note receivable                                                                    200,000           200,000
    Finished Goods Inventory                                                           102,773           157,094
    Income taxes recoverable                                                             2,005                64
    Prepaid expenses                                                                     1,537           280,339
    Deposit                                                                             33,333               -
                                                                                --------------    --------------

TOTAL CURRENT ASSETS                                                                   913,416         2,466,027
                                                                                --------------    --------------

PROPERTY AND EQUIPMENT
    Automobiles, computer equipment and office furniture                               312,114           711,791
    Computer software                                                                   17,669           137,760
    Telephone equipment                                                                 36,174           126,944
                                                                                --------------    --------------
                                                                                       365,957           976,495
    Less: accumulated depreciation                                                   (116,706)          (379,170)
                                                                                --------------    --------------

TOTAL PROPERTY AND EQUIPMENT                                                           249,251           597,325
                                                                                --------------    --------------

OTHER ASSETS
    Goodwill, net                                                                      403,025         4,859,012
                                                                                --------------    --------------

TOTAL OTHER ASSETS                                                                     403,025         4,859,012
                                                                                --------------    --------------

TOTAL ASSETS                                                                    $    1,565,692    $    7,922,364
                                                                                ==============    ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Bank loans                                                                  $       60,140    $      362,414
    Accounts payable                                                                   851,493         2,322,315
    Accrued liabilities                                                                 62,030           697,277
    Notes payable                                                                       27,631         1,650,210
    Deferred revenue                                                                         -           125,821
    Current portion of leases payable                                                        -            31,561
    Current portion of long-term loans                                                 485,689            68,795
                                                                                --------------    --------------

TOTAL CURRENT LIABILITIES                                                            1,486,983         5,258,393
                                                                                --------------   ---------------

OTHER LIABILITIES
    Deferred income taxes                                                                  249               262
    Leases payable                                                                           -            48,748
    Long-term loans                                                                          -           860,092
    Notes payable to related parties                                                         -            44,625
                                                                                --------------    --------------

TOTAL OTHER LIABILITIES                                                                    249           953,727
                                                                                --------------    --------------

TOTAL LIABILITIES                                                                    1,487,232         6,212,120

MINORITY INTEREST                                                                      (30,201)          514,895

STOCKHOLDERS' EQUITY
    Common stock: $0.0001 par value, 100,000,000 shares authorized;
        53,886,075 and 29,355,830 shares issued and outstanding                          5,389             2,935
    Preferred stock: $0.0001 par value, 100,000,000 shares authorized; none issued
    Additional paid-in capital                                                       8,071,976         7,398,450
    Contributed capital                                                                 31,474            31,474
    Stock subscriptions receivable                                                     (66,100)              -
    Retained earnings (deficit)                                                     (7,650,670)       (6,024,987)
    Accumulated other comprehensive income (loss)
        Cumulative translation adjustments                                            (283,408)         (212,523)
                                                                                --------------    --------------

TOTAL STOCKHOLDERS' EQUITY                                                             108,661         1,195,349
                                                                                --------------    --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $    1,565,692    $    7,922,364
                                                                                ==============    ==============

The accompanying notes are an integral part of these financial statements.

                             SYMPHONY TELECOM CORP.
                                AND SUBSIDIARIES
      Consolidated Statements of Operations and Other Comprehensive Income
           For the Nine and Three Months Ended March 31, 2002 and 2001
                                   (Unaudited)

                                                            Three Months      Three Months     Nine Months      Nine Months
                                                                Ended             Ended           Ended            Ended
                                                              March 31,          March 31,       March 31,        March 31,
                                                                2002              2001             2002              2001
                                                                ----              ----             ----              ----
REVENUE
    Phone cards                                           $      63,994         $      -        $   63,994      $         -
    Telephone services                                           49,507                -            93,850                -
      Sales of equipment and systems                             20,981          175,034           211,647          383,520
    Internet services                                            78,220           42,031           225,070          124,999
    Directory management                                        249,135           83,759           538,984           98,118
                                                          ------------    -------------     --------------   --------------
    TOTAL SALES                                                 461,837          300,824         1,133,546          606,637
                                                          ------------    -------------     --------------   --------------

COST OF GOODS SOLD
    Cost of phone cards                                          49,523                -            49,523                -
    Cost of telephone services                                   38,163                -            59,460                -
    Cost of equipment and systems sold                           19,827          102,977           142,353          252,172
    Cost of internet services                                    32,538           42,502           136,836          112,540
    Cost of directory management                                198,391           73,618           451,855           89,542
                                                          ------------    -------------     --------------   --------------
    TOTAL COST OF GOODS SOLD                                    338,442          219,097           840,026          454,254
                                                          ------------    -------------     --------------   --------------

GROSS PROFIT                                                    123,395           81,727           293,520          152,383
                                                          ------------    -------------     --------------   --------------

SELLING & GENERAL EXPENSES
    Selling expense                                               1,285            4,466             3,413           11,703
    General and administrative expense                          109,201          473,506           549,664          900,447
    Amortization and depreciation                                68,477          108,446           146,381          274,467
                                                          ------------    -------------     --------------   --------------
    TOTAL SELLING & GENERAL EXPENSES                            178,963          586,418           699,457        1,186,617
                                                          ------------    -------------     --------------   --------------

        (LOSS) FROM OPERATIONS                                 (55,568)        (504,691)         (405,967)       (1,034,234)
                                                          ------------      ------------      ------------    -------------

OTHER (INCOME) AND EXPENSES
    Other (income) expense                                     (37,646)              907          (45,782)           (1,916)
    Other expenses:
         Bad debts                                                  (5)            4,694             3,776            8,413
         Interest expense                                         2,185            8,696            18,364           20,289
                                                          ------------    -------------     --------------   --------------
         Total other expenses                                     2,180           13,390            22,140           28,702
                                                          ------------    -------------     --------------   --------------

    TOTAL OTHER (INCOME) AND EXPENSES                          (35,466)           14,297          (23,642)           26,786

NET (LOSS) BEFORE  INCOME TAXES AND
      MINORITY INTEREST IN EARNINGS OF
      CONSOLIDATED SUBSIDIARIES                                (20,102)        (518,988)          (382,295)      (1,061,020)

INCOME TAXES (RECOVERED)                                              -            -                     -                -
MINORITY INTEREST IN EARNINGS OF
     CONSOLIDATED SUBSIDIARIES                                  (9,972)        (33,672)           (76,813)         (90,570)
                                                          ------------    -------------     --------------   --------------

(LOSS) FROM CONTINUING OPERATIONS                              (10,130)        (485,316)         (305,482)        (970,450)
                                                          ------------    -------------     --------------   --------------

DISCONTINUED OPERATIONS
    Income (loss) from discontinued operations                (258,019)      (1,395,974)       (1,159,503)      (2,520,649)
    Income (loss) on disposal of discontinued operations      (161,776)               -          (160,698)               -
                                                          ------------    -------------     --------------   --------------

(LOSS) FROM DISCONTINUED OPERATIONS                           (419,795)      (1,395,974)       (1,320,201)      (2,520,649)
                                                          ------------    -------------     --------------   --------------

         NET (LOSS)                                           (429,925)      (1,881,290)       (1,625,683)      (3,491,099)
                                                          ------------    -------------     --------------   --------------

OTHER COMPREHENSIVE INCOME (LOSS)
    Foreign currency translation adjustments                      3,619        (125,029)          (70,885)        (113,487)
                                                          ------------    -------------     --------------   ---------------

     TOTAL OTHER COMPREHENSIVE INCOME                             3,619        (125,029)          (70,885)        (113,487)
                                                          ------------    -------------     --------------   --------------

           TOTAL COMPREHENSIVE (LOSS)                     $   (426,306)    $ (2,006,319)      $(1,696,568)    $ (3,604,586)
                                                          ============     ============       ============    =============

Weighted average number of common shares outstanding
     Basic                                                   51,570,119       27,489,488        40,523,761       26,522,973
                                                          ============     ============       ============    =============
     Diluted                                                 51,570,119       27,489,488        40,523,761       26,522,973
                                                          ============     ============       ============    =============
Net (loss) per share
     Basic, from continuing operations                     $       0.00         $ (0.02)       $    (0.01)      $    (0.04)
                                                          ============     ============       ============    =============
     Basic, from discontinued operations                   $     (0.01)         $ (0.05)       $    (0.03)      $    (0.10)
                                                          ============     ============       ============    =============
     Basic                                                 $     (0.01)         $ (0.07)       $    (0.04)      $    (0.13)
                                                          ============     ============       ============    =============
     Diluted                                               $     (0.01)          $ (0.07)        $(0.04)          $  (0.13)
                                                          ============     ============       ============    =============

The accompanying notes are an integral part of these financial statements.

                              SYPHONY TELECOM CORP.
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
            For the Nine-Month Periods Ended March 31, 2002 and 2001
                                   (Unaudited)

                                                                                        March 31     March 31
                                                                                          2002         2001
                                                                                          ----         ----

CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss)                                                                      $   (1,625,683)   $   (3,491,099)
Adjustments to reconcile net (loss) to net cash used
    by operating activities:
    Imputed interest                                                                    12,488            18,513
    Consulting fees, salaries and other services for common stock                      255,123           137,917
    Depreciation and amortization expense                                              526,160           801,167
    Changes in assets and liabilities:
           Decrease in short-term investments                                          302,971               -
        (Increase) decrease in accounts receivable                                     836,668        (1,606,048)
        (Increase) in notes receivable                                                     -            (385,184)
        (Increase) in prepaid expenses                                                 278,802          (170,470)
        (Increase) in inventories                                                       54,321           (65,445)
        Increase (decrease) in accounts payable                                     (1,470,824)        2,452,887
        (Decrease) in accrued liabilities                                             (635,247)          (35,484)
        (Decrease) in deferred revenue                                                (125,821)              -
        (Decrease) increase in deferred income taxes                                       (13)              252
        Increase (decrease) in income taxes payable                                     (1,941)             (264)
        Current portion of leases payable                                              (31,560)              -
        Current portion of long-term loans                                             416,894               -
                                                                                   ---------------  -------------

           NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                         (1,207,662)       (2,343,258)
                                                                                   ---------------  -------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Disposal (acquisition) of property and equipment                                   610,538         (494,344)
    Disposal (additions) to other intangible assets                                  5,489,980        (1,447,210)
                                                                                   ---------------  -------------

           NET CASH (USED) BY INVESTING ACTIVITIES                                   6,100,518        (1,941,554)
                                                                                   ---------------  -------------

CASH FLOWS FROM FINANCING ACTIVITIES
    (Repayment of) proceeds from bank loans                                           (302,274)          189,479
    (Repayment of) proceeds from leases payable                                        (48,748)           86,916
    (Repayment of) proceeds from notes payable                                      (1,622,579)        1,902,410
    (Repayment of) proceeds from long-term loans                                      (595,781)
     -
    (Repayment of) notes payable to related parties                                        -             (53,955)
    Proceeds from common stock                                                             -           2,688,341
    Minority interest                                                                 (545,096)         (336,413)
                                                                                   ---------------  -------------

           NET CASH PROVIDED BY FINANCING ACTIVITIES                                (3,114,478)        4,476,778
                                                                                   ---------------  -------------

EFFECT OF FOREIGN CURRENCY TRANSACTIONS ON CASH                                     (1,893,501)         (171,407)
                                                                                   ---------------  -------------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                      (115,123)           20,559

CASH AND CASH EQUIVALENTS, beginning of period                                         115,123           275,823
                                                                                   ---------------  -------------

CASH AND CASH EQUIVALENTS, end of period                                             $       -        $  296,382
                                                                                   ===============  =============

SUPPLEMENTAL DISCLOSURES
Interest paid                                                                        $  67,681    $       26,559
Income taxes paid                                                                    $       -    $            -
Schedule of non-cash investing and financing activities:
Purchase of net assets from Mondetta Telecommunications Inc.                         $            $    2,408,464
Stock subscriptions for sale of 2,098,112 shares of common stock                     $  66,100

The accompanying notes are an integral part of these financial statements.

                             SYMPHONY TELECOM CORP.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.  BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B of the Securities
and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with Notes to
Consolidated Financial Statements contained in the Company's Annual Report on
Form 10-KSB for the year ended June 30, 2001. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended June 30, 2002.

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

The purchase price of $339,790 is an all cash transaction, with $135,916 paid at closing and the balance payable in 3 equal monthly installments. The Company has only paid one full monthly installment, with a balance of $120,211 remaining payable at June 30, 2001. Because of Symphony Telecom Corp.'s non-payment,
Directory Management America Dot Com had to seek a line of credit of $82,562 from its bankers, which was guaranteed by a minority shareholder. The minority shareholder, a director of Directory Management America Dot Com issued 1,665,306 common shares to himself, which would thereby dilute Symphony Telecom Corp.'s interest from 51.0% to 42.4%. The additional share issue was not authorized by the Board of Directors and this issue remains in a matter of dispute.

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

On January 31, 2002 an 85% interest in Comtel Communications Inc. and its wholly-owned subsidiaries Communication Solutions Group Ltd. and Mondetta
Communications Corp., all incorporated in Ontario, Canada were sold in a non-cash deal.

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
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH AND CASH EQUIVALENTS For purposes of the statement of cash flows, cash and cash equivalents consist of money market funds and demand deposits in banks, purchased with a maturity of three months or less. The Company has no such items at March 31, 2002 and 2001.

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
At March 31, 2002 and 2001, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily non-deductible accrued compensation amounts payable to an officer.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS The Company estimates that the fair value of all financial instruments at March 31, 2002 does not differ materially from the aggregate carrying values of its financial instruments recorded in the balance sheet. The estimated fair value of amounts of receivables, accounts payable and accrued liabilities approximate fair value due to their short-term nature.
Considerable judgement is necessarily required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

PROPERTY AND EQUIPMENT Computer equipment, office furniture, systems software and telephone equipment are stated at cost. Expenditures for normal maintenance and repairs are charged to expense as incurred. Depreciation is computed using reducing balance method based upon the estimated useful lives of the related assets. Depreciation expense was $84,556 for the nine-month period ended March
31, 2002 and $95,650 for the nine-month period ended March 31, 2001.

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

The details of property and equipment are as follows:
                                                                                         Net            Net
                                                                 Accumulated          March 31        March 31
                                                 Cost            Depreciation           2002            2001
                                            --------------    --------------    --------------   ---------------
         Automobile                         $           -    $           -      $            -  $         6,183
Computer Equipment                                212,901          (93,675)            119,226          247,278
         Computer Software                         17,669           (3,362)             14,307           10,544
         Leasehold Improvements                         -                -                   -            74,876
         Office Furniture                          99,213          (17,085)             82,128          200,402
         Telephone Equipment                       36,174           (2,584)             33,590           78,564
                                            --------------    --------------    --------------   ---------------
                                            $     365,957     $   (116,706)     $      249,251  $        617,847
                                            ==============    ==============    ==============   ==============

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
Management America Dot Com, Symphony Networks Inc. and Symphony Telecom
International, Inc., a Delaware corporation, American Inter-Latin
Communications, Inc. and its subsidiary Canadian Inter-Latin Communications
Inc., and a subsidiary of Canadian Inter-Latin Communications Inc., Canadian
Inter-Continental of Ecuador SA. All subsidiaries of Symphony Telecom Corp. are
Canadian corporations except Symphony Telecom International, Inc. (Delaware),
American Inter-Latin Communications Inc., and Canadian Inter-Continental
Communications of Ecuador SA, which was incorporated in Ecuador (collectively, the "Subsidiaries"). All significant inter-company transactions and balances have been eliminated in consolidation. The consolidated group is referred to collectively and individually as the "Company".

MINORITY INTEREST At March 31, 2002 the amount for minority interest represents a 57.60% interest in the subsidiary 9041-6868 Quebec Inc., a company incorporated under the laws of the province of Quebec, Canada on September 26,
1996; a 20% interest in the subsidiary American Inter-Latin Communications,
Inc., and a 25% interest in the subsidiary, Canadian Inter-Continental
Communications of Ecuador SA, a company incorporated under the laws of Ecuador on November 23, 1998. At March 31, 2001 the amount for minority interest represents 38.5% interest in subsidiary, Telemax Communications Inc.; 49%
interest in 9041-6868 Quebec Inc.; 25% interest in subsidiary, Canadian
Inter-Continental Communications of Ecuador SA; and 12% interest in Comtel
Communications Inc. The minority interest in net loss of subsidiaries has been credited to income and charged to minority interest.

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

The primary business lines are: telephone services, primarily long distance resale and phonecards, which are marketed by Symphony Networks Inc.; voice and data equipment and systems, which are marketed by Linkdata Communications London
Ontario Inc.; internet services, provided primarily by Linkdata; and Yellow
Pages advertising, operated by Directory Management America.Com.

5. NOTE RECEIVABLE

The Company advanced a non-interest bearing loan of $400,000 to North American
Gateway Inc. in the form of a promissory note, with personal guarantees of the principal shareholder for the first $200,000, and a general security over the company's assets for the remainder. The term is for one year maturing in October
2001. North American Gateway Inc. has ceased operations; therefore, management provided $200,000 as a charge against income as an uncollectible debt in its fiscal year ended June 30, 2001, and expects to collect on the personal guarantee.

6.  BANK LOANS

Bank loans comprise the following:
                  Line of credit                     $ 46,418
                  Line of credit                       13,722
                                                     ---------
                                                     $ 60,140
                                                     ========

The Company's subsidiary company Linkdata Communications London Ontario Inc. has a line of credit of up to $62,727 with interest at the bank's prime plus 0.50%, secured by a general security agreement over the company's assets, of which it has drawn down $46,4128 at March 31, 2002.

                             SYMPHONY TELECOM CORP.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

The Company's subsidiary company 9041-6868 Quebec Inc. has a line of credit of up to $78,409 with interest at the bank's prime plus 2.50%, secured by a director's principal residence up to $53,365, and a general security agreement over the company's assets, of which it has drawn down $13,722 at March 31, 2002.

7.  NOTES PAYABLE AND PROMISSORY NOTE

Notes and promissory notes comprise the following:
                                                                  March 31,            March 31,
                                                                      2002               2001
                                                                      ----               ----

         Officers and directors of subsidiary companies        $    12,717         $   701,369
         Private notes, without interest, due upon demand           14,914
         Balance payable on acquisition of
              Linkdata Communications London Ontario Inc.                -              31,756
         Notes payable to Laurus Master Fund                             -             697,797
         Promissory note to AT& T Canada Corp.                       -             639,277
                                                              ------------         ------------
                                                              $     27,631          $2,070,199
                                                              ============          ==========

Notes due to officers and directors of subsidiary companies are non-interest bearing, unsecured and due upon demand. The balance payable on the acquisition of Linkdata Communications London Ontario Inc. is non-interest bearing, secured by term deposits at bank, and due on June 28, 2001. A promissory note of
$931,940 was made by Mondetta Telecommunications Inc. on May 19, 2000 to AT&T
Canada Corp. This note was assumed by Comtel Communications Inc. on the assets purchase from Mondetta Telecommunications Inc. July 1, 2000, and transferred to
Mondetta Communications Corp. on October 1, 2000. The promissory note payable to
AT&T Canada Corp. was rewritten at $639,277 on January 15, 2001 by Comtel
Communications Inc. secured by receivables of Mondetta Communications Corp., on
March 9, 2001, bearing interest at 8.5%, and payable in twelve equal monthly instalments of $57,578 including interest. As the promissory note has become in arrears, AT&T Canada Corp. has made a demand for payment in full.

8.  LONG-TERM DEBT

Long-term debt is summarized as follows:
                                                                    March 31,         March 31,
                                                                      2002             2001
                                                                      ----             ----

         Convertible Notes payable to Laurus Master Fund           $485,689          $      -
         Less: current portion                                      485,689                 -
                                                                  ---------         ----------

                                                                  $       -          $      -

On March 15, 2001 the company issued Convertible Notes payable to Laurus Master
Fund bear simple interest at 8%, payable quarterly, and mature March 2003. The notes are convertible into fully paid and non-assessable common stock of the
Company at the conversion price of 80% of the average of the four lowest closing bid prices for thirty trading days prior to but not including the conversion date. The Company is in default under the terms of the loans, as it has not filed Form SB-2, Registration Statement Under the Securities Act of 1933, which it is required to have filed within 90 days of the Loan Agreement.

On October 31, 2001 entered into an agreement with Laurus to settle the default remedies by releasing to Laurus collateral shares put up by Gilles A. Trahan and
Dan Cullen. These shares were transferred without registration with a restricted
144 legend. Proceeds from the sale of Trahan and Cullen's shares will be applied to outstanding balance. Laurus further agreed to give proxy votes for all shares held and agreed that it would not directly or indirectly engage in any short selling.

9. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill represents the excess of the purchase price over the fair value of acquired businesses and, with other intangible assets, is being amortized on straight-line basis. The life of goodwill arising on acquisitions, and the life of other intangible assets is estimated to have lives of five years.
Amortization expense was $441,603 for the nine-month period ended March 31, 2002 and $705,517 for the nine-month period ended March 31, 2001.

The details of goodwill and other intangible assets are as follows:
Net Net
                                               Accumulated        March 31,        March 31,
                                Cost          Amortization          2002             2001
                           --------------     ------------          ----             ----

         Goodwill          $      636,939   $     233,914     $      403,025   $    3,931,305
                           ==============   ==============    ==============   ==============

10. STOCK TRANSACTIONS

During the three months ended March 31, 2002, the Company issued 4,600,000 shares of common stock under an employee/consultant common stock plan (see Note
11) to consultants for services rendered and issued an additional 859,000 shares to consultants not under the plan for services rendered. The services were valued at $27,295. On February 8, 2002, the Company also issued 1,000,000 shares of common stock to a vendor for security on a liability. These shares were valued at $33,333, and a deposit of $33,333 is on the balance sheet as of March
31, 2002. The 1,000,000 shares will be returned to the Company or will be utilized to pay off part or all of the liability.

                             SYMPHONY TELECOM CORP.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

11. EMPLOYEE/CONSULTANT COMMON STOCK PLAN 2001

Effective September 19, 2001 the Board of Directors approved the
Employee/Consultant Stock Plan 2001, wherein 6,000,000 shares of the common stock of the Company may be issued directly or upon exercise of options, with terms set by management, to employees or consultants for compensation and/or services. The class of securities to be offered is registered under Section 12 of the Exchange Act. At March 31, 2002 the Company has issued 4,600,000 shares or options under the plan.

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

14. RELATED PARTY TRANSACTIONS

Related party transactions at March 31, 2002 and 2001 comprised advances by directors to subsidiary companies as stated in Note 7, and advances by directors to the Company were converted into common stock in October 2001. The three directors were issued 10,000 common shares each, on account of director's fees in lieu of cash payment. There were no other material related party transactions.

15. DISCONTINUED OPERATIONS

Effective September 30, 2001, the Company's subsidiary company, Comtel
Communications Inc. reached a settlement with minority shareholders of its subsidiary company Telemax Communications Inc, wherein they agreed to acquire
Comtel Communications Inc.'s 61.5% controlling interest in Telemax
Communications Inc. for a total sale price of $136,204, being paid by trade credit of $53,848 and a promissory note of $82,356 bearing no interest and maturing in two years.

Effective February 1, 2002, the Company's subsidiary company Comtel
Communications Inc. issued 50,000,000 common shares, which in effect diluted the
Company's interest from 100% to 12.82%. Prior to this issuance of common shares,
Comtel Communications Inc. entered into agreements with the Company to transfer its capital assets at market value, totalling $215,100, and loan receivable of
$190,914 as part settlement of outstanding advances made of $6,201,838, to
Comtel Communications Inc. and its two wholly-owned subsidiary companies
Communication Solutions Group Ltd. and Mondetta Communications Corp. Further,
Comtel Communications Inc. also agreed to transfer its customer base to Symphony
Telecom Corp.'s wholly-owned subsidiary company Symphony Networks Inc. for total credit $2,856 against advances.

On the basis that Comtel Communications Inc. and its wholly-owned subsidiary companies, Communication Solutions Group Ltd. and Mondetta Communications Corp.
have effectively ceased to operate and have few assets, the Company has charged
$161,776 to income, which comprises gross loss in investment of $5,795,824 offset by accumulated deficits of $5,634,048. The write-down in investment in
Comtel Communications Inc. is combined with the gain on disposal of 61.5%
interest in Telemax Communications Inc. of $1,078 for a net charge to operations of $160,698 for disposition of discontinued operations in the nine-month period ended March 31, 2002.

The proforma schedule of the effects from the above Comtel dilution and Telemax settlement on the financial statements is shown below:

Proforma
                           Consolidated      Comtel             Telemax           Consolidated
                              3/31/02        2/01/02             9/30/01            3/31/02
                              ---------         ---------        ---------           ---------
Current Assets             $    946,183     $     252,541       $1,996,875          $3,195,599
Property and equipment          249,251            75,921          117,888             443,060
Goodwill, net                   403,025         2,195,806               --           4,112,651
                              ---------         ---------        ---------           ---------
Total Assets               $  1,598,459     $   2,524,268        $2,114,763         $7,751,310
                            ===========        ==========       ==========          ==========

Current Liabilities         $ 1,486,983      $  2,379,669       $2,056,315          $5,922,967
Other Liabilities                   249         5,551,208        1,030,486           1,030,735
                              ---------         ---------        ---------           ---------
Total Liabilities             1,487,232         7,930,877        3,086,801           6,953,702
                              ---------         ---------        ---------           ---------
Minority Interest               (30,201)               --               --             495,482
Stock                         8,075,506           187,933          157,445           8,075,506
Accumulated Deficit          (7,934,078)       (5,594,542)      (1,129,483)         (7,773,380)
                              ---------         ---------        ---------           ---------
Total Stockholders' Equity
 (Deficit)                      111,227        (5,406,609)       (972,038)            797,608
                              ---------         ---------        ---------           ---------
Total Liabilities and
   Stockholders' Equity      $1,598,459       $ 2,524,268       $2,114,763          $7,751,310
                            ===========        ==========       ==========          ==========

Sales                      $  1,133,546      $    139,767      $ 3,084,850         $ 4,358,163
Cost of Sales                   840,026           152,564        2,580,951           3,573,541
                              ---------         ---------        ---------           ---------
Gross Profit                    293,520           (12,797)         503,899             784,622
Selling and General Expenses    699,457         1,203,243          480,145           2,382,845
                              ---------         ---------        ---------           ---------
Income (Loss) from
   Continuing Operations      (405,937)        (1,216,040)          23,754          (1,598,223)
Other Income (Expense)           23,642             4,539            4,972              33,153
Minority Interest                76,813                --           23,272             100,085
                              ---------         ---------        ---------           ---------
Income (Loss) from
  Continuing Operations        (305,482)       (1,211,501)          51,998          (1,464,985)
                              ---------         ---------        ---------           ---------

(Loss) Income from
    Discontinued Operation   (1,159,503)        1,211,501          (51,998)                  0
Gain (Loss) on Disposal
    of Operations              (160,698)          161,776           (1,078)                  0
                              ---------         ---------        ---------           ---------
                             (1,320,201)       (1,373,277)         (53,076)                  0
                              ---------         ---------        ---------           ---------

Net (Loss)                  $(1,625,683)     $    161,776    $      (1,078)        $(1,464,985)
                            ===========        ==========       ==========          ==========
Basic Net (Loss) Per Share $      (.04)                                         $         (.04)
                                   ====                                                   ====

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

The Company's books are kept in Canadian dollars and translated to US dollars for reporting purposes. It is sometimes possible that subtracting the result for the current quarter ended March 31, 2002 from the figure reported for the nine months ended March 31, 2002 will yield a number which is slightly different from that reported in the previous quarter. Any such discrepancy is due to currency translation rate differences that may apply at the time the financial reports are prepared.

RESULTS OF OPERATIONS - THIRD QUARTER AND NINE MONTHS OF FISCAL YEAR ENDING JUNE
30 2002 COMPARED TO THIRD QUARTER AND NINE MONTHS OF FISCAL YEAR ENDED JUNE 30,
2001

Overall revenue performance for the third quarter of fiscal 2002 was substantially improved from the comparable periods in the previous fiscal year:

The company's total sales in fiscal Q3 2002 increased by 53% over the three months ended March 31, 2001. This increase was a result of substantial restructuring of the company's operations; the divestiture of certain non-performing assets; and the continuing strong growth trend for the Directory
Management segment. Overall sales results in the first nine months of fiscal
2002 show a growth of 86.9% from the corresponding period last year.

Sales in the pre-paid phone card segment reflect the results of the Company's start-up operations in this segment. The Company has, as previously reported, divested itself of its interest in Telemax Communications Inc. and the results of any previously reported activity in this segment have been restated to reflect this.

Results within the Telephone Services category reflect the current operations in the Company's Symphony Networks Inc. subsidiary. Results in this sector for the previous year have been restated to reflect the divestiture of the Company's non-performing assets in it's subsidiary Comtel Communications Inc. and Comtel's subsidiary Mondetta Communications Corp.

Equipment and systems sales continued to post significant year over year decline for the third quarter and first nine months of this fiscal year. The Company is reporting a 44.8% decline in revenue for this sector. This decline is attributable to a continuing weakness in the telecom sector in general, as well as significant cutbacks in the Company's activities due to our restructuring and cash management policies. For the nine months ended March 31, 2002 the company posted revenue of $212 thousand, compared to $384 thousand for the comparable period of the previous fiscal year. Management expects to return to a modest growth in this segment in the fourth quarter and beyond.

Internet Services revenues are showing gain in the period of 86.1% for the quarter and 80% for the first nine months of the fiscal year.

The Company's revenues in the Directory Management segment climbed to $249 thousand in the third quarter of fiscal 2002 compared to $84 thousand in the same quarter of the previous year, a 1,974% increase. Revenues in this segment are the results of operations of the Company's Directory Management America dot
Com subsidiary. The results are tracking expected growth from a business plan which management project will continue through the next several years.

The company is reporting a gross margin for the third quarter of fiscal year ending June 30, 2002. 26.7% compared to a third quarter FY2001 gross margin of
27% and an overall gross margin the first nine months of fiscal 2002 of 26% .
The overall gross margin for the first nine months of fiscal year ending June
2002 at 26% is essentially unchanged from the 25% reported in the comparable previous year period.

The company is reporting a 22.6% gross margin in the pre-paid phone card business in the third quarter.

                                       10

Within the Telephone Services operating segment, the company achieved a gross margin of 23% in the current quarter down due to the dialup internet charges
($7,000) being lumped into this segment by the carrier, otherwise would have shown a margin of 37%for the quarter. This will be corrected in the following quarter. For the nine months ended March 31 the gross margin, is 36.6%.

Margins on equipment and systems at 6% reflect the results of our rationalization of the operations and cost -cutting measures. For the nine month period the gross margin in this segment was 32.7% compared to the previous year's 34.2%. Internet Services achieved a gross margin for the quarter of 58%
compared to the previous year at -1%. For the nine-month period the comparable numbers were 39.2% and 10%. In the directory management category, gross margin at 20% for the quarter compares favourably with 12.1% for this quarter of the prior year. For the nine-month period the comparable figures are 16.2% and 8.7%.

Selling, General and Administrative expenses for fiscal 3Q 2002 at $179 thousand compared to 3Q 2001 results at $586 thousand indicates a substantial decline in line with the rationalization of operations which has accompanied management's push for profitability. A substantial reduction in expense has resulted from rationalization of the operating units, the paring of non-performing operations and significant reductions in staff.

Loss from continuing operations at $10,130 for the current quarter compares to a loss of $485,316 for the corresponding quarter of the previous fiscal year, and indicates that the company has essentially achieved a break-even position. For the nine-month period, losses from continuing operations were $305,482 compared to the same period of fiscal 2001 of $970,450. The company has significantly restructured its operations over the last year in order to achieve profitability and an on-going cash-positive position in it's continuing operations. The results of the current quarter support management's belief that this objective has been achieved.

FINANCIAL CONDITION

The Company has relied on cash flow from its operations and minimal borrowing to fund its operating expenses. Management believes that by relying upon anticipated cash flow from business operations, private placement offerings of shares, and some commercial borrowing, it will meet its current commitments and requirements for the balance of the year. Management believes that the ability of the Company now has the ability to achieve substantial profitability in the short term. This will be dependant primarily upon the successful operation of its business units and their future operating results. The company has minimal loan arrangements with commercial lending institution.

The Company continues to explore opportunities with various investors, joint venture candidates, and prospective licensees. The Company has various pursuits for equity funding underway for both the short and long term needs of the
Company. Management believes that current funding, as well as others in potential private placements will assist the Company in meeting its cash needs, but there is no guarantee.

OUTLOOK

The Company continues to feel the effects of an economic downturn in the economy, particularly in the telecom sector. This downturn has affected growth in demand for our products and services and forced management to turn it's focus towards fiscal restraint, rationalization and consolidation of our operations.
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

                                       11

In our restructuring of the Company's operations, the focus has been on achieving short-term profitability and cash flow self-sufficiency. The
Corporation divested itself of all interest in Telemax Communications Inc. in a settlement with its minority shareholders in November 2001. and has announced the launch of a new pre-paid phone card program which it will operate through its Sound Tel Inc. subsidiary. Through Sound Tel we expect to re-establish our market position while achieving profitability and positive cash flow.

The Company's telephone services and long-distance business is now vested in our
Symphony Networks Inc. subsidiary which is charged with rebuilding that segment in a cash-positive mode.

We intend to continue to compete for current and future market opportunities by using our existing portfolio of network solutions and services, by refining and deploying the available technology to meet the specific service demands of our target markets, and by acquiring or aligning with companies that have new, attractive product offerings and technologies. The company has a strong network of key distribution channels and is working to develop innovative distribution opportunities through affinity programs.

Our ability to develop or acquire technologies, products and services to fulfill the changing needs of our customers and address new market opportunities is critical to our future success. To cost-effectively deploy services we have recognised the need to have a level of proprietary technology and have been working to that end on the development of leading edge VoIP technology and applications for the global telecommunications marketplace.

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

                           PART II-- OTHER INFORMATION

Item 1. Legal Proceedings.

On July 3, 2001 Dan Nelson issued a claim against Symphony Telecom International
Inc. (now Symphony Telecom Corp.), Comtel Communications Inc. and each of the directors of Comtel Communications Inc. claiming unpaid wages and severance pay of approximately $62,000.00. Mr. Nelson was hired by Symphony Telecom Inc. (now
Comtel Communications Inc.) on October 3, 2000 and accordingly it is expected that the Claim will be dismissed as against the Company (Symphony Telecom Corp.)
in its entirety. Furthermore a counterclaim in the amount of approximately
$200,000 was issued against Mr. Nelson. Mandatory mediation achieved no result and the matter is now set for trial scheduling court on August 7, 2002.

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

                                       12

On January 4, 2002 we issued 359,000 shares to Richard Rossi in satisfaction of consulting services rendered under the terms of the company's Employees and
Consultants Incentive and Stock Option Plan 2001. On January 30, 2002 we issued
100,000 shares to Dynasty Consulting in satisfaction of consulting services rendered under the terms of the company's Employees and Consultants Incentive and Stock Option Plan 2001. On February 2, 2002 we issued 500,000 shares to
Richard Rossi, 300,000 shares to Dynasty Consulting, 2,700,000 shares to
Templeman Holdings and 1,500,000 shares to Basil Meecham in satisfaction of consulting services rendered under the terms of the company's Employees and
Consultants Incentive and Stock Option Plan 2002. On February 8, 2002 we issued
1,000,000 shares to Le Group Option Retraite, in trust in satisfaction of consulting services rendered under the terms of the company's Employees and
Consultants Incentive and Stock Option Plan 2002.

Item 3. Defaults Upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders.

There were no matters put to a vote of Security Holders in the three months ended March 31, 2002.

Item 5. Other Information.

A Board of Directors Resolution dated November 1, 2001 approved the spin-off of
20% of American Inter-Latin Inc., a wholly owned subsidiary, to the Company's shareholders of record November 15, 2001. One American common share and one redeemable purchase warrant for every 20 shares of Symphony Telecom Corp.
2,043,211 common shares were distributed to the Company's shareholders. American
Inter-Latin Inc. has little activity and has become a holding company of
Canadian Inter-Latin Communications Inc. and its subsidiary (75% interest)
Canadian Inter-Continental Communications Ecuador S.A. The distribution of these shares was completed in March, 2002.

The Company concluded an agreement on January 27, 2002 to sell 88% of its interest in Comtel Communications Inc., along with its two wholly-owned subsidiary companies, Communications Solutions Group, Ltd. and Mondetta
Telecommunications Corp to Masten LLC, a private Colorado company. The transaction yielded approximately $70,000 to the company in cash and equipment delivered. The result of this transaction is to effectively treat the sale as if the whole company (Comtel Communications Inc.) was sold. The three companies are no longer operating and there is no value to the remaining 12% interest held by
Symphony Telecom Corp., which is writing off its inter-company balances and investment in Comtel.

Item 6. Exhibits and Reports on Form 8-K

No reports on form 8-K were filed during the current period.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        SYMPHONY TELECOM CORP
                        (Registrant)
Date: June 15, 2002     /s/ Gilles A. Trahan
                        Gilles A. Trahan, CEO

                                       13